Form 10QSB
period 1999-12-31
GUIDELOCATOR COM INC
filed 2000-02-14
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                             GUIDELOCATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-88083

             Texas                                     76-0611112
             -----                                     ----------
(State  or  Other  Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation  or  Organization)

10710 Estelle Circle, Montgomery, Texas                                 77356
                                                                     -----------
(Address  of  Principal  Executive  Office)                          (Zip  Code)

                                 (409) 597-7500
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]  No  [X]

As of December 31, 1999 registrant had 2,574,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1999



     ASSETS
Cash                                          $ 11,254
                                              =========



     LIABILITIES

Note payable to officer                       $ 10,000
Notes payable to individuals                    37,926
Accrued interest payable                         1,406
                                              ---------

  Total Liabilities                             49,332
                                              ---------



     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
  authorized, 2,574,000 shares issued and
  outstanding                                    2,574
Deficit accumulated during the
  development stage                            (40,652)
                                              ---------

    Total Stockholders' Equity                 (38,078)
                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 11,254
                                              =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
                  Three Months Ended December 31, 1999, and the
                      Period from July 12, 1999 (Inception)
                            Through December 31, 1999



                                                  Inception
                                   3 Months        Through
                                     Ended          Ended
                                  December 31,   December 31,
                                     1999           1999
                                 --------------  -----------
Administrative expenses          $       6,161   $   40,652
                                 --------------  -----------


Net (loss)                       $     ( 6,161)  $  (40,652)
                                 ==============  ===========



Net (loss) per common share      $       (.002)  $    (.016)
Weighted average common shares
  outstanding                        2,574,000    2,555,500

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the period from July 12, 1999 (Inception)
                            Through December 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during
  the development stage                         $(40,652)
Adjustments to reconcile net (deficit)
  to cash used by operating activities:
  Stock issued for services                        1,500
  Increase in accrued interest payable             1,406
                                                ---------

NET CASH USED BY OPERATING ACTIVITIES            (37,746)
                                                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to officer                         10,000
  Notes payable to individuals                    37,926
  Sales of stock                                   1,074
                                                ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES          49,000
                                                ---------


NET INCREASE IN CASH, and ending cash balance   $ 11,254
                                                =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of GuideLocator.com, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from July 12, 1999 (Inception) through July 31, 1999, as reported in the SB-2, have been omitted.


NOTE  2  -  NOTES  PAYABLE  TO  INDIVIDUALS

The Company raised $38,000 from the sale of common stock and notes payable during the prior quarter. Each investor received 2,000 shares of stock and a $1,000 note payable, in exchange for each $1,000 in cash loaned to the Company. The notes bear interest at 10%, are payable only on in Company common stock and at note maturity. Note maturity occurs on the earlier of (a) August 30, 2001,
(b) a change in control, or (c) receipt of at least $250,000 proceeds from sale of stock in any 6-month period.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Some of the statements contained in this Form 10-QSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     - the success or failure of management's efforts to implement their business strategy;

     -    our   ability  to  raise   sufficient   capital   to  meet   operating
          requirements;

     -    our ability to compete with established companies;

     - our ability to attract new users, and to retain an active user base of consumers who use our services and the guides listed on our site;

     - our ability to keep our web site operational and to increase the number of guides listed on the web site;

     - the introduction of new sites, services and products by us or our competitors;

     -    the success of our marketing plan;

     - the amount and timing of operating costs and capital expenditures relating to maintaining and expanding our business, operations and infrastructure;

     - our ability to upgrade and develop our web site and infrastructure to accommodate growth;

     - the timing, cost and availability of advertising in traditional media and on other web sites and online services;

     -    the level of use of the Internet and online services;

     - increasing consumer acceptance of the Internet and other online services for commerce;

     -    consumer  confidence in the security of  transactions on our web site;
          and

     - general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

GENERAL

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. Our service is intended to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. The web site is currently on-line and operational but is in the process of being more fully developed. Once completed, the web site will allow users to search for a fishing guide based on:

     -    area of the country,

     -    the type of fish,

     -    fresh or salt water,

     -    lake, river, bay or ocean,

     -    spin or fly fishing,

     -    length or type of boat,

     -    number of people at a time, and

     -    cost.

     In addition, the web site should allow users to send in comments on guides they have used in the past, as well as provide a chat room to ask and answer questions.

     Although we currently have no operations and have not generated any revenues from operations, once our web site is completed we intend to generate revenues by charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. Our web site will initially focus on the Lake Conroe, Texas area, however, our strategy is to expand our services in the future to the Gulf Coast region, the rest of Texas and United States, and ultimately expand our services to the international level.

     We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. We will encounter various risks in implementing and executing our business strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

     From the inception of our operations through December 31, 1999, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenues and have incurred net losses totaling approximately $40,652 from inception of operations through December 31, 1999.

     We are currently seeking short-term and long-term debt or equity financing sufficient to fund projected working capital and web site development and marketing needs. However, there is no assurance that we will be successful in raising funds, or that the amount and terms of any financing will be acceptable. Failure to obtain sufficient funding will adversely impact our financial position.

PLAN  OF  OPERATIONS  FOR  YEAR  END  2000

     Our initial administrative expenses were approximately $40,652 as of December 31, 1999, which includes general and administrative expenses and professional fees. These initial expenditures have been funded by proceeds from a loan obtained from Ms. Shepley and from proceeds of our August 1999 offering. Based on our current plan of operations it is anticipated that our monthly operating expenditures for the next twelve months will be approximately $2,500 per month, which includes administrative expenses, marketing expenses, and professional fees. Our current cash reserves are $11,254 as of December 31, 1999. We estimate that our current working capital will provide us with funding through June 2000. These cash reserves are from the proceeds of the August 1999 offering. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

      In light of the prospect that we may not be able to raise funds that are necessary to continue operations at our present level by June 2000, we have reduced our operating budget accordingly so that we will have enough cash to operate through calendar year end 2000. We are able to reduce our operating budget because our overhead costs are minimal. We pay no salaries or rent, and our utilities expense are insignificant. By reducing our budget, we will be required to reduce our expenditures on marketing. By operating under such a restricted budget, we will not be able to proceed with our business plan and marketing strategy as originally intended.

     We do not currently generate any revenues from the services we provide and we do not expect to generate revenues for the foreseeable future. Therefore, we will continue to operate on a reduced budget until we raise additional funds. If we are unable to raise additional funds by fiscal year end 2000 we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,

     -    private offerings of securities or debt, or

     -    other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

YEAR  2000  COMPLIANCE

     Even though the date is now past January 1, 2000, and we have not experienced any immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers. The costs related to verifying and testing our year 2000 compliance have been nominal and immaterial to our business.

                                     PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

    (a)  The  following  exhibits  are to be filed as part of this Form 10-QSB:


          EXHIBIT  NO.     IDENTIFICATION  OF  EXHIBIT

          Exhibit 3.1(1)   Articles of Incorporation of GuideLocator.com, Inc.

          Exhibit 3.2(1)   Bylaws  of  GuideLocator.com,  Inc.

          Exhibit 4.1(1)   Common  Stock  Specimen

          Exhibit 10.1(1)  1999  Incentive  Stock  Option  Plan

          Exhibit 27.1(1)  Financial  Data  Schedule

          (1) Filed previously on registration statement Form SB-2 SEC File No. 333-88083

    (b)  Reports  on  Form  8-K.

          None.

                                   SIGNATURES
                                   ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


     GuideLocator.com,  Inc.


Date:  February  14,  2000          /s/  RUTH  E.  SHEPLEY
                                    ----------------------
                                    Ruth  E.  Shepley
                                    Chief Executive Officer, Director, and Chief
                                    Financial  Officer