Form 10QSB
period 2000-03-31
GUIDELOCATOR COM INC
filed 2000-05-12
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[  X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT  OF  1934

                  For the quarterly period ended March 31, 2000

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
        (State  or  Other  Jurisdiction of               (I.R.S. Employer
         Incorporation  or  Organization)                 Identification No.)


          10710  Estelle  Circle, Montgomery, Texas                      77356
        (Address  of  Principal  Executive  Office)                    ---------
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

Yes  [  X  ]  No  [  ]

As of March 31, 2000, registrant had 2,574,000 shares of Common Stock outstanding.

                                      PART  I

ITEM  1.   FINANCIAL  STATEMENTS

                             GUIDELOCATOR.COM, INC.
                       (A  Development  Stage  Company)
                                 BALANCE  SHEET
                               March  31,  2000

     ASSETS
Cash                                          $  9,277
                                              =========
     LIABILITIES

Note payable to officer                       $ 10,000
Notes payable to individuals                    37,926
Accrued interest payable                         3,802
                                              ---------

     Total Liabilities                          51,728
                                              ---------

     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
     authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
     authorized, 2,574,000 shares issued and
     outstanding                                 2,574
Deficit accumulated during the
     development stage                         (45,025)
                                              ---------
Total Stockholders' Equity                     (42,451)
                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  9,277
                                              =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                   Three Months Ended March 31, 2000, and the
                      Period from July 12, 1999 (Inception)
                             Through March 31, 2000

                                   3 Months    Inception
                                     Ended      Through
                                   March 31,    March 31,
                                    2000         2000
                                 -----------  -----------
Administrative expenses          $    4,373   $   45,025
                                 -----------  -----------
Net (loss)                       $  ( 4,373)  $  (45,025)
                                 ===========  ===========

Net (loss) per common share      $    (.002)  $    (.018)
Weighted average common shares
  outstanding                     2,574,000    2,564,750

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000, and the
                      Period from July 12, 1999 (Inception)
                             Through March 31, 2000

                                            3 Months     Inception
                                            Ended        Through
                                            March 31,    March 31,
                                            2000         2000
                                           -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during
  the development stage                    $  ( 4,373)  $(45,025)
Adjustments to reconcile net (deficit)
  to cash used by operating activities:
  Stock issued for services                     1,500
  Increase in accrued interest payable          2,396      3,802
                                           -----------  ---------

NET CASH USED BY OPERATING ACTIVITIES         ( 1,977)   (39,723)
                                           -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to officer                                 10,000
  Notes payable to individuals                            37,926
  Sales of stock                                           1,074
                                                        ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  49,000
                                                        ---------

NET INCREASE IN CASH                          ( 1,977)     9,277
Cash balance, beginning                        11,254          0
                                           -----------  ---------

Cash balance, ending                       $    9,277   $  9,277
                                           ===========  =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of GuideLocator.com, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from July 14, 1999 (Inception) through July 31, 1999, as reported in the SB-2, have been omitted.


NOTE  2  -  NOTES  PAYABLE  TO  INDIVIDUALS

The Company raised $38,000 from the sale of common stock and notes payable during prior quarters. Each investor received 2,000 shares of stock and a $1,000 note payable, in exchange for each $1,000 in cash loaned to the Company. The notes bear interest at 10%, are payable only on in Company common stock and at note maturity. Note maturity occurs on the earlier of (a) August 30, 2001,
(b) a change in control, or (c) receipt of at least $250,000 proceeds from sale of stock in any 6-month period.

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

GENERAL

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. We intend to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. Though our web site is operational, we will need to further develop our web site to attain our long-term goals. Once development is completed, the web site will allow users to search for a fishing guide based on:

-    area  of  the  country,

-    the  type  of  fish,

-    fresh  or  salt  water,

-    lake,  river,  bay  or  ocean,

-    spin  or  fly  fishing,

-    length  or  type  of  boat,

-    number  of  people  at  a  time,  and

-    cost.

     In addition, the web site allows users to send in comments on guides they have used in the past, and may in the future provide a chat room or message board to ask and answer questions.

     Although we currently have no revenue generating operations, once our web site is completed we intend to generate revenues by charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. We have expanded the coverage of guides currently listed on our web site in Lack Conroe, Lake Livingston, and the Texas Gulf Coast region. Our strategy is to expand our services in the future to the rest of Texas and United States, and ultimately expand our services to an international level.

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

     From inception through March 31, 2000, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenues and have incurred net losses totaling approximately $45,025 from inception through March 31, 2000.

     We are currently seeking short-term and long-term debt or equity financing sufficient to fund projected working capital and web site development and marketing needs. However, there can be no assurance that we will be successful in raising funds, or that the amount and terms of any financing will be acceptable. Failure to obtain sufficient funding will adversely impact our financial position.

PLAN  OF  OPERATIONS  FOR  YEAR  END  2000

     Our initial administrative expenses were approximately $45,025 as of March 31, 2000, which includes general and administrative expenses and professional fees. These initial expenditures have been funded by proceeds from a loan obtained from our chief executive officer, Ruth Shepley, and from proceeds of our August 1999 offering. Based on our current plan of operations it is anticipated that our minimum monthly operating expenditures for the next twelve months will be approximately $300 per month, which includes administrative expenses, marketing expenses, and professional fees. Our current cash reserves are $9,277 as of March 31, 2000. We estimate that our current working capital will provide us with funding through the next twelve months. These cash reserves are from the proceeds of the August 1999 offering. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

      In light of the fact that we may not be able to raise funds we have reduced our operating budget accordingly so that we will have enough cash to operate through calendar year end 2000. We have been able to reduce our operating budget because our overhead costs are minimal. We pay no salaries or rent, and our utilities expense are insignificant. We have reduced our expenditures on marketing and business development, and are operating at a level significantly blow that required to fully execute our business plan. By operating under such a restricted budget, we may not be able to proceed with our long-term business plan and marketing strategy as originally intended. As such, if we do not raise additional capital our business will be materially adversely effected.

     We do not currently generate any revenues from the services we provide and we do not expect to generate revenues for the foreseeable future. Therefore, we will continue to operate on a reduced budget until we raise additional funds. If we are unable to raise additional funds we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

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

               Exhibit  27.1(2)    Financial  Data  Schedule

     (1) Filed previously on registration statement Form SB-2 SEC File No. 333-88083

     (2)       Filed  herewith.

     (b)  Reports  on  Form  8-K.

               None.

                                   SIGNATURES
                                   ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                     GuideLocator.com,  Inc.


Date:  May  12,  2000               //s//  Ruth  E.  Shepley
                                    -------------------------
                                    Ruth  E.  Shepley
                                    Chief  Executive  Officer, Director,
                                    and Chief  Financial  Officer