Form 10KSB
period 2000-06-30
GUIDELOCATOR COM INC
filed 2000-09-28
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
          OF  1934

                     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                             GUIDELOCATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 333-88083

            Texas                                           76-0611112
            -----                                           ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     10710 Estelle Circle, Montgomery, Texas             77356
     ---------------------------------------           ----------
     (Address of Principal Executive Office)           (Zip Code)

                                 (936) 597-7500
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b) of the Exchange Act:  None.

Securities  registered  pursuant  to  Section  12(g)  of the Exchange Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer  had  no  revenues  for  the  12  months  ended  June  30,  2000.

As of September 15, 2000, registrant had 2,574,000 shares of common stock outstanding.

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE


                                     PART I


ITEM  1.    DESCRIPTION  OF  BUSINESS . . . . . . . . . . . . . . . . . .      1

ITEM  2.    DESCRIPTION  OF  PROPERTIES . . . . . . . . . . . . . . . . .      4

ITEM  3.    LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .       4

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS .      4


                                   PART  II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .     5

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS . . . . . . . . . . .      5

ITEM  7.    FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . .      8

ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL  DISCLOSURE . . . . . . . . . . . .       8


                                    PART  III

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
            PERSONS. . . . . . . . . . . . . . . . . . . . . . . . . . .      9

ITEM  10.   EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . . . .       9


ITEM  11.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
            AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .      9

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . .      9

ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . .      9

                                     PART I


FORWARD-LOOKING  STATEMENTS

     Some of the statements contained in this Form 10-KSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     - the success or failure of management's efforts to implement their business strategy;

     - the ability of the Company to raise sufficient capital to meet operating requirements;

     - the ability of the Company to protect its intellectual property rights;

     -     the  effect  of  changing  economic  conditions;

     - the ability of the Company to attract and retain quality employees;1 and

     - other risks which may be described in future filings with the SEC.


ITEM  1.   DESCRIPTION  OF  BUSINESS

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from across The United States world. Our service is intended to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. The web site is currently on-line and operational. We intend to create a search engine that will allow users to search for a fishing guide based on:

     -     area  of  the  country,

     -     the  type  of  fish,

     -     fresh  or  salt  water,

     -     lake,  river,  bay  or  ocean,

     -     spin  or  fly  fishing,

     -     length  or  type  of  boat,

     -     number  of  people  at  a  time,  and

     -     cost.

     Although the search feature has not been completed, we do allow users to send in comments on guides they have used in the past, as well as provide a chat room to ask and answer questions.

     We currently have minimal operations and have not generated any revenues. Once our web site is completed we intend to generate revenues by charging fishing guides a small fee to be listed in our database, and through advertising revenues from advertisements placed on our web site. Our web site currently focuses on areas in and around Texas, such as Lake Conroe and the Gulf Coast region. Our strategy is to expand our services into the rest of Texas and United States. To date, the growth of our web site has been less than expected.

INDUSTRY  BACKGROUND

     The  Internet  and  world  wide  web

     The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information, and conduct business. The Internet was historically used by a limited number of academic institutions, defense contractors and government agencies. It was used primarily for remote access to host computers and for sending and receiving electronic mail. Presently, commercial organizations and individuals are dominating the use of the Internet. Recent technological advances, improved microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have enabled the Internet to be integrated into the operations, strategies, and activities of countless commercial organizations and individuals.

     The Internet and the world wide web have introduced fundamental and structural changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. The web, by facilitating the exchange of information, is dramatically increasing the amount of information available to users.

     Growth  of  the  Internet  and  web-based  advertising

     The   Internet   is   an   increasingly   significant   global  medium  for
communications, content and online commerce. Growth in Internet usage has been fueled by a number of factors, including:

     - the large and growing installed base of personal computers in the workplace and home,
     - advances in the performance and speed of personal computers and modems,
     -     improvements  in  network  infrastructure,
     -     easier  and  cheaper  access  to  the  Internet,  and
     -     increased awareness of the Internet among  businesses  and consumers.

     Web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in web advertising expenditures. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including the lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or the lack of timely development and commercialization of performance improvements. The number of companies selling web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, companies may face increased pricing pressure for the sale of advertisements, which could reduce potential advertising revenues.

BUSINESS  STRATEGY

     Our mission is to become a market leader in providing top quality content And information about fishing guides from across The United States. This strategy is founded on:

     - Web page design. Designing a quality web page that is easy to use and provides maximum customer satisfaction.

     - Attracting fishing guides. Providing fishing guides a free listing until we prove that they will benefit from being listed within our service, at which time we expect to charge guides a small monthly fee to retain their listing.

     - Outsourcing. Hiring independent contractors to enlist fishing guides to use our service.

     - Intensive marketing effort. Implementing an intensive marketing campaign.

     First and foremost, our goal is customer satisfaction. This strategy begins by developing a web site that is user friendly, appealing to customers, informative and entertaining. We believe that all of these factors will create a greater likelihood that customers will return to our site creating greater traffic. We have conducted an informal market survey to determine what web site features fishing guides and fishing enthusiasts would like to see on a fishing guide web site. Our goal is to incorporate those features to create a more useful and appealing web site. We have determined that it will cost approximately $100,000 to $125,000 to complete the design and installation of our web site. We are awaiting funding until we proceed with further development. We have no current commitments of capital to proceed with such development.

     The second step to expanding and developing our business lies in our ability to attract fishing guides to use and enlist our services. We have listed several guides in the Lake Conroe and Texas Gulf Coast areas on our web site free of charge for the time being. If we are able to establish ourselves as a recognizable benefit to the fishing guides, we expect to charge a small monthly fee. Provided we are able to raise additional capital to develop our web site, we intend to expand our coverage outside the Lake Conroe and Gulf Coast region areas by March 2001.

     Next, we must attract and hire independent contractor sales representatives in areas where there are a significant number of guides to warrant our service. We will hire service representatives in these regions to locate and sell the guide listings and the local advertising. We will initially provide guide listings free of charge for a limited time. These independent contractors will also be responsible for contacting fishing guides listed on our web site and obtaining names of clients so that we may attempt to get comments regarding the fishing guides service. We have not hired any service representatives as of September 15, 2000, and we do not currently anticipate hiring any until we raise additional capital to more fully develop our web site. Service representatives will be paid based on their sales performance, initially earning a set amount for the first few months provided they reach certain performance levels. Our strategy is to hire as many sales representatives as possible until we cover approximately 60% of the most desirable territories in the Texas, and then the United States. We estimate that it will take a minimum of two years to reach that level.

     Finally, our strategy will focus on instituting an intensive marketing and promotional campaign. Initially, we intend to enter advertising agreements with on-line companies with similar target audiences. In addition, subject to adequate funding to develop our web site and expand our coverage, we intend to:

     -     advertise  in  fishing,  hunting  and  outdoors  magazines,  and

     - set up promotional booths at fishing shows and to be a sponsor in various fishing tournaments.


MARKETING  STRATEGY

     We currently plan to market our services in-house. We plan to implement a marketing program that is aimed at attracting and retaining:

     -     fishing  guides  who  are  listed  on  our  web  site,
     -     consumers  who  use  our  web  site  to  find  fishing  guides,  and
     - web site customers who use our web site for advertising and other commercial activities.

     Initially, we intend to enter advertising agreements or link exchange programs with on-line companies with similar target audiences. Although we have selected companies and organizations with whom we would like to enter advertising agreements with, we have not contacted them as of September 15, 2000. We intend to initially attract these companies to advertise on our web site by creating banners and links to their web site on our web site free of cost. Once we are able to expand our coverage to a majority of the areas around the U.S. and can generate substantial traffic on our web site, we plan to institute a cost based advertising program that charges advertisers. Also, we plan to enter into link exchange programs which will provide that we post links to other web sites in exchange for their posting links to our web site on their web site. We intend to limit our promotions solely to the Internet for at least the next year. If we obtain adequate financing or are able to generate significant revenues, we plan to increase our marketing expenditures by setting up promotional booths at fishing shows, sponsoring fishing tournaments, and by advertising in fishing, hunting, and outdoors magazines.

     We plan to attract fishing guides through direct contact. We have obtained lists of fishing guides in the Lake Conroe and Texas Gulf Coast regions through the phone book, marinas and fishing equipment supply stores. We intend to obtain lists in other areas or regions through similar methods.

     We intend to generate traffic to our web site by search engine placement, link exchange programs and targeted e-mail lists. We will also offer a news letter subscription service in an attempt to attract repeat and referral traffic to our site.

     Our ability to execute our marketing strategy is directly dependent on the amount of funds we have available. If we are unable to raise additional funds to develop our web site and to expand our coverage outside Lake Conroe and the Texas Gulf Coast region, we will be unable to effectively execute our business and marketing strategy.

COMPETITION

     The market for commercial uses of the Internet are new and rapidly evolving, and competition is expected to increase significantly in these markets, as barriers to entry are relatively insubstantial. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     -     the  timing  and  market  acceptance  of  our  business  model,

     - the effectiveness of our web site in attracting potential customers for our products,

     - the number and types of strategic relationships we enter into, including e-commerce partnerships, and

     -     the  success  of  our  marketing  efforts.

     At this time, there is one other web site of which we are aware that offers The variety of services that we propose to offer. That site is outdoorinternational.com and it is expected that this web site will be a primary competitor. Outdoorinternational.com offers many of the same features that we will offer, but it does not currently offer a bulletin board type chat room, or our reviews and comments about the different guides. We have interviewed fishermen and guides and have come to the conclusion that these features are desired by both groups. It should be expected that in the future we will compete with additional companies, many of which may have greater financial resources than our company. We can provide no assurance that we will be able to successfully compete in this market.

GOVERNMENT  REGULATION

     We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse affect on our business.

EMPLOYEES

     At September 15, 2000, we employed one part-time employee, Ms. Shepley. However, at the present time Ms. Shepley does not receive any compensation, and will not receive any compensation for her services until we begin operations. Ms. Shepley received 1,500,000 shares of common for developing a business plan and for services rendered.

     We plan to hire independent contractors once we are able to expand our operations. Our goal is to hire one individual per geographic fishing area, whose primary responsibilities will include signing fishing guides up to become listed on our service, obtaining comments from persons using the fishing guides service, and selling ad space on the web site.

RISK  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE  HAVE  NO  OPERATING  HISTORY  FOR  YOU  TO  EVALUATE.

     We  incorporated  in  the  State  of  Texas  in  July  1999,  have  limited operations, nominal assets and no revenues. As a start-up business, we are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. We have no business history for you to analyze or to aid you in making an informed judgement as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL, LIMITED FUNDS, AND LIMITED SOURCES OF LIQUIDITY. WE HAVE HAD TO CURTAIL CURRENT OPERATIONS UNTIL WE ARE ABLE TO RAISE ADDITIONAL CAPITAL.

     We require substantial capital to pursue our operating strategy and currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. To date, we have no internal sources of liquidity and we do not expect to generate any internal cash flow for the foreseeable future, if at all. For the foreseeable future, we expect our source of working capital to be from proceeds from our August 1999 offering in which we raised $37,000. The net proceeds from the August 1999 offering provided us with the initial working capital to begin designing our web site.

     We estimate that our present working capital will provide us with sufficient funding through fiscal 2001. Because of our current capital limitations, we are seeking additional equity or debt refinancing and have had to curtail operations. We estimate the cost to complete the web site will be approximately $100,000 to $125,000, at a minimum. With our current working capital balances, unless we are able to raise additional funds for working capital purposes and web site development, we will not be able to complete our web site as planned and may have to cease operations.

WE HAVE ISSUED PROMISSORY NOTES TO INVESTORS AS PART OF THE UNITS SOLD IN THE AUGUST 1999 OFFERING AND WE HAVE NOT CREATED A SINKING FUND FOR THE REPAYMENT OF THOSE NOTES. WE WILL NEED TO RAISE ADDITIONAL PROCEEDS TO MAKE PAYMENT OF THE NOTES.

     We issued $37,000 in the form of promissory notes as part of the units sold in the August 1999 offering. The notes are 10% interest bearing notes, with principal and interest payable in August 2001. We have not created any fund for repayment of the notes, and have not set aside any portion of the proceeds from that offering for repayment of the notes. We do not expect to generate internal cash flows from operations prior to the maturity date of the notes. Therefore, in order to make payment on the notes, we will be required to raise funds through the sale of debt, equity, or other convertible securities. We have no commitments for such funding, and we can provide no assurance that we will be able to raise such funding on favorable terms, if at all. If we are not able to raise additional funding, we will default on the notes. As such, although we are legally obligated to make payment on the notes, there is no assurance that we will be financially able to do so, and it should be assumed that if we are not able to raise additional proceeds prior to the maturity date of the notes, we will not be able to make payment on the notes. The notes are not collateralized by any real, personal, or other property. The notes are unsecured and subordinate and junior in right of payment to the prior payment in full of all other indebtedness.

AS AN INTERNET COMPANY, WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND ANY FAILURE TO TIMELY IMPLEMENT OUR BUSINESS PLAN COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     The Internet industry is highly competitive, and has few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve. If we are unable to efficiently and effectively institute our business plan, we may never be able to establish our web site and become profitable.

OUR INDUSTRY DEPENDS ON DISCRETIONARY CONSUMER SPENDING, WHICH IF NEGATIVELY AFFECTED, COULD HAVE A MATERIAL ADVERSE EFFECT ON GUIDELOCATOR.

     Our business opportunities are directly dependent upon the level of consumer spending on recreational travel activities and related services, a discretionary spending item. If discretionary consumer spending on recreational travel activities declines, the travel industry may be adversely affected which may in turn cause a decline in the use or need for our services which will likely cause a reduction in our revenues. Our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, and tax rates. We can provide no assurance that consumer spending in general or spending on recreational travel activities in particular will not decline, thus adversely affecting our future viability and profitability or that our business will not be adversely affected by future downturns in the travel industry.

IF  WE  ARE  UNABLE  TO  ESTABLISH  A  LARGE  USER  BASE  WE MAY HAVE DIFFICULTY
ATTRACTING ADVERTISERS TO OUR WEB SITE, WHICH WILL HINDER OUR ABILITY TO GENERATE ADVERTISING REVENUES, WHICH IS AN INTEGRAL PART OF OUR BUSINESS PLAN.

     An integral part of our business plan and marketing strategy requires us to establish a large user base. Once we are able to establish a large user base and a demand for our online services, we will be able to attract advertisers to our web site and possibly begin to generate advertising revenues. If our business or marketing strategy fails for any reason and we are unable to cost efficiently increase our user base, our ability to generate revenues will suffer. If for any reason our web site is ineffective at attracting consumers or if we are unable to continue to develop and update our web site to keep consumers satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE FAIL TO DEVELOP AND MARKET NEW TECHNOLOGIES RAPIDLY, OUR RESULTS OF OPERATIONS WILL SUFFER.

     The Internet and the online commerce industry are characterized by rapid technological change that could render our existing web site obsolete. The development of our web site entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our web site to customer requirements or emerging industry standards. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business operations may be materially and adversely effected.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our headquarters are presently located in a 300 square foot office space owned by Ruth Shepley at 10710 Estelle Circle, Montgomery, Texas 77356. We currently do not pay rent, nor have we entered into a lease with Ms. Shepley. We may be required to pay rent in the future.

ITEM  3.   LEGAL  PROCEEDINGS

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Our common stock began trading on the OTC Electronic Bulletin Board under the symbol "GDLC" on July 25, 2000. We believe the market for our common stock on the OTC Electronic Bulletin Board will be limited, sporadic, and highly volatile for the foreseeable future.

     On September 5, 2000, the last bid price of our common stock as reported by the OTC Electronic Bulletin Board was $0.05. We believe that as of September 5, 2000, there were approximately 37 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that we may deem relevant. We have not paid any dividends during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following information sets forth particular information for all our securities sold since inception, without registration under the Securities Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

1. In July 1999, we issued Ruth Shepley 1,500,000 shares of common stock for services rendered, which were valued at $ 1,500. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act, as Ms. Shepley is our sole officer and director and an accredited investor, and since the transaction was non-recurring and privately negotiated.

2. From July 1999 through September 1999, we sold 1,074,000 shares of our common stock at an aggregate purchase price of $38,000 to 37 accredited investors. We believe that these transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

GENERAL

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. We intend to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. Though our web site is operational, we will need to further develop our web site to attain our long-term goals. Once development is completed, the web site will allow users to search for a fishing guide based on:

     -     area  of  the  country,

     -     the  type  of  fish,

     -     fresh  or  salt  water,

     -     lake,  river,  bay  or  ocean,

     -     spin  or  fly  fishing,

     -     length  or  type  of  boat,

     -     number  of  people  at  a  time,  and

     -     cost.

     In addition, the web site allows users to send in comments on guides they have used in the past, and provides a chat room or message board to ask and answer questions.

     If we are able to raise additional capital, we intend to generate revenues upon the completion of our web site, by charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. We have expanded the coverage of guides currently listed on our web site in Lake Conroe, Lake Livingston, and the Texas Gulf Coast region. Our strategy is to expand our services in the future to the rest of Texas and United States.

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

     From inception through June 30, 2000, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenues and have incurred net losses totaling approximately $47,622 from inception through June 30, 2000.

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

PLAN  OF  OPERATIONS  FOR  YEAR  END  2000

     Our initial administrative expenses were approximately $47,622 as of June 30, 2000, which includes general and administrative expenses and professional fees. These initial expenditures have been funded by proceeds from a loan obtained from our chief executive officer, Ruth Shepley, and from proceeds of our August 1999 offering. Based on our current plan of operations it is anticipated that our minimum monthly operating expenditures for the next twelve months will be approximately $500 per month, which includes administrative expenses, marketing expenses, and professional fees. Our current cash reserves are $6,042 as of June 30, 2000. We estimate that our current working capital will provide us with funding through the next twelve months. These cash reserves are from the proceeds of the August 1999 offering. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized. The foregoing estimates do not include the funds required to complete our web site, which we estimate to be between $100,000 and $125,000. We do not expect we will be able to complete our web site without external funding.

     In light of the fact that we may not be able to raise funds we have reduced our operating budget accordingly so that we will have enough cash to operate through fiscal year end 2001. We have been able to reduce our operating budget because our overhead costs are minimal. We pay no salaries or rent, and our utilities expenses are insignificant. We have reduced our expenditures on marketing and business development, and are operating at a level significantly below that required to fully execute our business plan. By operating under such a restricted budget, we may not be able to proceed with our long-term business plan and marketing strategy as originally intended. As such, if we do not raise additional capital our business will be materially adversely effected.

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

ITEM  7.  FINANCIAL  STATEMENTS

     OUR FINANCIAL STATEMENTS, COMMENCING ON PAGE F-1 HAVE BEEN AUDITED BY MALONE & BAILEY, PLLC, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, TO THE EXTENT AND FOR THE PERIODS SET FORTH IN THEIR REPORTS APPEARING ELSEWHERE HEREIN AND ARE INCLUDED IN RELIANCE UPON SUCH REPORTS GIVEN UPON THE AUTHORITY OF SAID FIRM AS EXPERTS IN AUDITING AND ACCOUNTING.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEMS  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS.

     OUR  SOLE  DIRECTOR  AND  EXECUTIVE  OFFICER  IS:

NAME               AGE                                  POSITION
----               ---                                  ---------
Ruth E. Shepley     56                         Director, President, Chief
                                               Financial Officer and Secretary

     Ruth E. Shepley has served as our director, president and secretary since inception. Ms. Shepley is an entrepreneur. Since January 1998, Ms. Shepley has been president of Financial Broker Relations, a public relations firm specializing in working with small cap companies. In December 1979, Ms. Shepley began Speedy Printing with one employee and sold it in March 1992. From September 1992 to August 1994, she operated a telephone marketing service. In September 1995, Ms. Shepley published a printed directory of all the services available to single adults in Houston, Texas. The book was sold and distributed in national chain stores, but was recently sold to an enterprise that is expanding the book's concept to a national level.

     As provided in our by-laws, each director is elected annually by our Stockholders at our annual meeting. Our officers serve at the discretion of the Board of directors.

ITEM  10.   EXECUTIVE  COMPENSATION

     The following table contains compensation data for our sole director and chief executive officer:

                                                ANNUAL COMPENSATION  LONG TERM COMPENSATION
                                                -------------------  ----------------------
Name and principal position        Fiscal year        Salary              Restricted
---------------------------        ----------         ------              -----------
                                                                          stock award
                                                                           ----------
Ruth E. Shepley,
director, president, secretary,
chief executive officer and chief
financial officer . . . . . . . .         2000            --                1,500,000

     We issued Ms. Shepley 1,500,000 in July 1999 for services rendered, valued at $1,500. Ms. Shepley does not receive any cash or other compensation for services rendered to GuideLocator as an officer or director. We do not currently have any employment agreements.

STOCK  OPTIONS  AND  WARRANTS

     In September 1999, the board of directors approved and our stockholders adopted the 1999 Incentive Stock Option Plan. As provided in the plan, options to purchase 500,000 shares of common stock may be granted to employees, officers, directors, and consultants of GuideLocator. Options granted under the plan generally expire five to ten years after the date of grant. Currently, no options to purchase shares have been issued.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The table below sets forth the beneficial ownership of common stock of our directors, officers, and holders of five percent or more of our common stock, and the officers and directors as a group.

                             NUMBER OF SHARES OF
NAME AND ADDRESS                COMMON STOCK
OF BENEFICIAL OWNERS         BENEFICIALLY OWNED   PERCENTAGE OF OWNERSHIP
                             ------------------   -----------------------
Ruth E. Shepley                        1,500,000                     58.3%

All officers and directors
  as a group (1 person)                1,500,000                     58.3%
                                       --------                      -----

     Ms. Shepley's principal business address is 10710 Estelle Circle, Montgomery, Texas 77356. Ms. Shepley received all of her shares of common stock for services rendered.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     We issued a $10,000 promissory note to Ms. Shepley on July 14, 1999. The note bears interest at a rate of 10% per annum and is due August 30, 2001. However, the note must be paid in full upon the occurrence of either of the following events:

     - a change in control of GuideLocator, as defined in the promissory note, or

     - the completion of an equity financing which raises in the aggregate at least $250,000, in the form of one equity transaction or in the form of a series of equity transactions within a six month period.

     Our office is located in a building owned by Ms. Shepley. We currently do not pay rent and we have not entered into a lease agreement. In July 1999, we issued Ms. Shepley 1,500,000 shares of our common stock for services rendered which were valued at $1,500.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits  are to be filed as part of this Form 10-KSB:


     EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT

     Exhibit  3.1(1)     Articles  of  Incorporation  of GuideLocator.com,  Inc.

     Exhibit  3.2(1)     Bylaws  of  GuideLocator.com,  Inc.

     Exhibit  4.1(1)     Common  Stock  Specimen

     Exhibit  10.1(1)    1999  Incentive  Stock  Option  Plan

     Exhibit  23.1       Consent  of  Malone  &  Bailey,  PLLC

     Exhibit  27.1(2)    Financial  Data  Schedule

____________________

(1)     Filed  previously  on  registration  statement  Form  SB-2,  SEC  File
        No.000-88083.

(2)     Filed  herewith.

     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended June 30, 2000.


                                     SIGNATURES
                                     ----------

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GuideLocator.com,  Inc.


                                 By:  /s/  Ruth  E.  Shepley
                                    --------------------------------------------
                                    Ruth  E. Shepley, Chairman of the Board,
                                    President,  Chief Executive Officer, and
                                    Treasurer

                        ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title                                  Date
---------             -----                                  ----


/s/ Ruth E. Shepley   Chairman of the Board, President,      September 22, 2000
-------------------   Chief Executive Officer, Chief
Ruth E. Shepley       Accounting Officer and Treasurer

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
    GuideLocator.com,  Inc.
    (A  Development  Stage  Company)
    Houston,  Texas

We have audited the accompanying balance sheet of GuideLocator.com, Inc., as of June 30, 2000, and the related statements of expenses, stockholders' equity, and cash flows for the period from July 14, 1999 (Inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GuideLocator.com, Inc., as of June 30, 2000, and the results of its operations and its cash flows for the period from July 14, 1999 (Inception) through June 30, 2000, in conformity with generally accepted accounting principles.


MALONE  &  BAILEY,  PLLC
Houston,  Texas

July  10,  2000

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000

      ASSETS

Cash                                                $  6,042
                                                    =========
      LIABILITIES

Note payable to officer                             $ 10,000
Notes payable to individuals                          37,000
Accrued interest payable                               4,090
                                                    ---------
     Total Liabilities                                51,090
                                                    ---------

      STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
      authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
      authorized, 2,574,000 shares issued and
      outstanding                                      2,574
Deficit accumulated during the
      development stage                              (47,622)
                                                    ---------

            Total Stockholders' Equity               (45,048)
                                                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,042
                                                    =========


                See accompanying summary of accounting principles
                       and notes to financial statements.

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                            STATEMENT  OF  EXPENSES
               For  the  Period  from  July  14,  1999  (Inception)
                              Through June 30, 2000


Administrative expenses                             $   47,622
                                                    -----------

Net (loss)                                          $  (47,622)
                                                    ===========


Net (loss) per common share                         $    (.019)
Weighted average common shares
  outstanding                                        2,558,833


                See accompanying summary of accounting principles
                       and notes to financial statements.

                             GUIDELOCATOR.COM,  INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Period from July 14, 1999 (Inception)
                              Through June 30, 2000


                                              Deficit
                                          Accumulated
                                               During
                         Common Stock     Development
                       Shares       $        Stage        Totals
                     ---------  --------  -------------  ---------
Shares issued
 - for cash          1,000,000  $  1,000                 $  1,000
 - in exchange for
   notes payable        74,000        74                       74
 - for services      1,500,000     1,500                    1,500

Net (loss)                                $    (47,622)   (47,622)
                     ---------  --------  -------------  ---------

Balances,
  June 30, 2000      2,574,000  $  2,574  $    (47,622)  $(45,048)
                     =========  ========  =============  =========


                See accompanying summary of accounting principles
                       and notes to financial statements.

                             GUIDELOCATOR.COM, INC.
                         (A  Development  Stage  Company)
                           STATEMENTS  OF  CASH  FLOWS
                    For the Period from July 14, 1999 (Inception)
                              Through June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during
  the development stage                                       $(47,622)
Adjustments to reconcile net (deficit)
  to cash used by operating activities:
  Stock issued for services                                      1,574
  Increase in accrued interest payable                           4,090
                                                               --------

NET CASH USED BY OPERATING ACTIVITIES                          (41,958)
                                                              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to officer                                       10,000
  Notes payable to individuals                                  37,000
  Sales of stock                                                 1,000
                                                              ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        48,000
                                                              ---------


NET INCREASE IN CASH                                             6,042
    Cash balance, beginning                                          0
                                                              ---------

    Cash balance, ending                                      $  6,042
                                                              =========


                See accompanying summary of accounting principles
                       and notes to financial statements.

                             GUIDELOCATOR.COM,  INC.
                         (A  Development  Stage  Company)
                         NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business.  Guidelocator.com  was  incorporated  in Texas on July 14,
--------------------
1999, to create an Internet-accessible database containing information about fishing guides around the world. The Company's fiscal year-end is June 30.

Cash  and  Cash  Equivalents.  For purposes of the statements of cash flows, the
----------------------------
Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.


NOTE  2  -  NOTE  PAYABLE  TO  OFFICER

To pay up-front legal, accounting and other overhead operating costs, a Company officer loaned the Company $10,000. This note bears interest at 10%, is unsecured, and is due on the earlier of August 30, 2001, or on demand in the event of either a $250,000 public offering or series of offerings or a change in control. As of June 30, 2000, $958 in interest had been accrued.


NOTE  3  -  COMMON  STOCK

The Company raised $37,000 from the sale of common stock and notes payable during prior quarters. Each investor received 2,000 shares of stock and a $1,000 note payable, in exchange for each $1,000 in cash loaned to the Company. The notes bear interest at 10%, are payable only on in Company common stock and at note maturity. Note maturity occurs on the earlier of (a) August 30, 2001,
(b) a change in control, or (c) receipt of at least $250,000 proceeds from sale of stock in any 6-month period. As of June 30, 2000, $3,132 in interest had been accrued.

                           GUIDELOCATOR.COM,  INC.
                      (A  Development  Stage  Company)
                      NOTES  TO  FINANCIAL  STATEMENTS


NOTE  4  -  COMMON  STOCK  ISSUED  FOR  SERVICES

A Company officer received 1,500,000 shares of Company stock in return for services rendered. This stock is valued at $.001 per share, which is the same price paid by other initial shareholders.