Form 10QSB
period 2000-09-30
GUIDELOCATOR COM INC
filed 2000-11-08
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

    10710  Estelle  Circle, Montgomery, Texas            77356
                                                       ---------
    (Address  of  Principal  Executive  Office)       (Zip Code)

                                 (409) 597-7500
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No  [   ]

As of September 30, 2000, registrant had 2,574,000 shares of Common Stock outstanding.

                                    PART  I

ITEM  1.   FINANCIAL  STATEMENTS

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2000


     ASSETS

Cash                                              $  4,130
                                                  =========


     LIABILITIES

Note payable to officer                           $ 10,000
Notes payable to individuals                        37,000
Accrued interest payable                             5,278
                                                  ---------

     Total Liabilities                              52,278
                                                  ---------


     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
     authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
     authorized, 2,574,000 shares issued and
     outstanding                                     2,574
Deficit accumulated during the
     development stage                             (50,722)
                                                  ---------

          Total Stockholders' Equity               (48,148)
                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,130
                                                  =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
             For the Three Months Ended September 30, 2000 and 1999
                  and the Period from July 12, 1999 (Inception)
                           Through September 30, 2000



                               3 Months     3 Months    Inception
                                Ended        Ended       Through
                               Sept. 30,    Sept. 30,   Sept. 30,
                                 2000         1999        2000
                              -----------  -----------  ---------
Administrative expenses       $    1,912   $   33,357   $ 45,444
Interest expense                   1,188          208      5,278
                              -----------  -----------  ---------

Net (loss)                    $   (3,100)  $  (33,565)  $(50,722)
                              ===========  ===========  =========


Net (loss) per common share   $    (.001)  $    (.016)
Weighted average common
  shares outstanding           2,574,000    2,121,333

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2000 and 1999
                  and the Period from July 12, 1999 (Inception)
                           Through September 30, 2000



                                           3 Months    3 Months     Inception
                                            Ended        Ended       Through
                                           Sept. 30,   Sept. 30,    Sept. 30,
                                             2000         1999        2000
                                          -----------  -----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (deficit) accumulated during
    the development stage                 $   (3,100)  $  (33,565)  $(50,722)
  Adjustments to reconcile net
    (deficit) to cash used by
    operating activities:
    Stock issued for services                               1,574      1,574
    Increase in accrued
    interest payable                           1,188          208      5,278
                                          -----------  -----------  ---------

NET CASH USED BY OPERATING ACTIVITIES         (1,912)     (31,783)   (43,870)

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to officer                                  10,000     10,000
  Notes payable to individuals                             37,000     37,000
  Sales of stock                                            1,000      1,000
                                                       -----------  ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   48,000     48,000

NET INCREASE IN CASH                          (1,912)      16,217      4,130

     Cash balance, beginning                   6,042            0          0
                                          -----------  -----------  ---------

     Cash balance, ending                 $    4,130   $   16,217   $  4,130
                                          ===========  ===========  =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -- B  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of GuideLocator.com, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from July 14, 1999 (Inception) through June 30, 2000, as reported in the 10-KSB, have been omitted.

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

     - our ability to attract new users, and to retain an active user base of consumers who use our services and the guides listed on our web site;

     - our ability to keep our web site operational and to increase the number of guides listed on our web site;

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


GENERAL

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. We intend to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. Though our web site is operational, we will need to further develop our web site to attain our long-term goals. Once development is completed, Internet users will be able to search our web site for fishing guides based on the following criteria:

     -    area  of  the  country,

     -    the  type  of  fish,

     -    fresh  or  salt  water,

     -    lake,  river,  bay  or  ocean,

     -    spin  or  fly  fishing,

     -    length  or  type  of  boat,

     -    number  of  people  at  a  time,  and

     -    cost.

     In addition, we intend to offer users the ability to post comments on our web sites regarding guides they have used in the past, post messages to a bulletin board to ask and answer questions, and to create chat rooms.

     If we are able to raise additional capital, we intend to use the proceeds to repay promissory notes in the principal amount of $47,000 which become due in August 2001 and to develop our web site. Once we complete our web site and are able to generate a significant amount of traffic on it, we intend to begin charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. We have expanded the coverage of guides currently listed on our web site in Lake Conroe, Lake Livingston, and the Texas Gulf Coast region. Our strategy is to expand our services in the future to the rest of Texas and United States.

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

     From inception through September 30, 2000, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenue and have incurred net losses totaling approximately $50,722 from inception through September 30, 2000.

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

PLAN  OF  OPERATIONS  FOR  YEAR  END  2001

     Our initial administrative expenses were approximately $45,444 as of September 30, 2000, which includes general and administrative expenses and professional fees. These initial expenditures have been funded by proceeds from a loan obtained from our chief executive officer, Ruth Shepley, and from proceeds of our August 1999 offering. Based on our current plan of operations it is anticipated that our minimum monthly operating expenditures for the next twelve months will be approximately $300 per month, which includes administrative expenses, marketing expenses, and professional fees. Our current cash reserves are $4,130 as of September 30, 2000. These cash reserves are from the proceeds of the August 1999 offering. We estimate that our current working capital will provide us with funding through July 2001. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     In light of the fact that we may not be able to raise funds, we have reduced our operating budget accordingly so that we will have enough cash to operate through July 2001. We have been able to reduce our operating budget because our overhead costs are minimal. We pay no salaries or rent, and our utilities expense are insignificant. We have reduced our expenditures on marketing and business development, and are operating at a level significantly below that required to fully execute our business plan. By operating under such a restricted budget, we may not be able to proceed with our long-term business plan and marketing strategy as originally intended.

     In August 2001, promissory notes between GuideLocator and Ms. Shepley in the principal amount of $10,000, and between GuideLocator and investors in our August 1999 offering in the amount of $37,000, will become due and payable. We have not set up a sinking fund for the repayment of the notes, and we do not expect to generate revenue by August 2001. Therefore, we will continue to operate on a reduced budget until we raise additional funds to repay the notes. If we are unable to raise additional funds by August 2001, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

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

     (1) Filed previously on registration statement Form SB-2 SEC File No. 333-88083.
     (2)     Filed  herewith.

     (b)  Reports  on  Form  8-K.

             None.

                                    SIGNATURES
                                    ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                              GuideLocator.com, Inc.


Date:  November  8,  2000                     /s/  Ruth  E.  Shepley
                                              ----------------------------------
                                              Ruth  E.  Shepley
                                              Chief Executive Officer, Director,
                                              and Chief Accounting and Financial
                                              Officer