Form 10QSB
period 2000-12-31
GUIDELOCATOR COM INC
filed 2001-02-12
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

[   ]      Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange  Act  of  1934


                             GUIDELOCATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-88083

               Texas                                      76-0611112
               -----                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

    179 Ruskin, Montgomery, Texas                           77356
--------------------------------------                    ----------
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

Yes  [ X ]  No  [   ]

As of December 31, 2000, registrant had 2,574,000 shares of Common Stock outstanding.

                                     PART I

Item  1.   Financial  Statements


                               GUIDELOCATOR.COM, INC.
                             (A Development Stage Company)
                                   BALANCE SHEET
                                 December 31, 2000


            ASSETS

Cash                                                        $  2,416
                                                            =========

           LIABILITIES

Note payable to officer                                     $ 10,000
Notes payable to individuals                                  37,000
Accrued interest payable                                       6,462
                                                            ---------

          Total Liabilities                                   53,462
                                                            ---------



STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
          authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
          authorized, 2,574,000 shares issued and
          outstanding                                          2,574
Deficit accumulated during the
          development stage                                  (53,620)
                                                            ---------

                Total Stockholders' Equity                   (51,046)
                                                            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,416
                                                            =========

                                   GUIDELOCATOR.COM, INC.
                               (A Development Stage Company)
                                   STATEMENTS OF EXPENSES
              For the Three Months and the Six Months Ended December 31, 2000,
               the Three Months Ended December 31, 1999, and the Period from
                July 12, 1999 (Inception) Through December 31, 1999 and 2000



                                3 Months     3 Months     6 Months    Inception   Inception
                                 Ended        Ended        Ended       Through     Through
                                Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31     Dec. 31,
                                 2000         1999         2000         1999        2000
                              -----------  -----------  -----------  -----------  ---------

Administrative expenses       $    1,714   $    6,161   $    3,626       38,320     47,158
Interest expense                   1,184                   2,372        1,750        6,462
                              -----------  -----------  -----------  -----------  ---------

Net (loss)                    $   (2,898)  $   (6,161)  $   (5,998)  $  (40,070)  $(53,620)
                              ===========  ===========  ===========  ===========  =========



Net (loss) per common share   $    (.002)  $    (.002)  $    (.002)  $    (.019)

Weighted average common
  shares outstanding           2,574,000    2,574,000    2,574,000    2,121,333

                             GUIDELOCATOR.COM,  INC.
                        (A  Development  Stage  Company)
                          STATEMENTS  OF  CASH  FLOWS
                For  the  Six  Months  Ended  December  31,  2000
               and  the  Period  from  July  12,  1999  (Inception)
                     Through  December  31,  1999  and  2000



                                            6 Months   6 Months    Inception
                                             Ended       Ended      Through
                                            Dec. 31,    Dec. 31,   Dec. 31,
                                             2000        1999        2000
                                          ----------  -----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during
   the development stage                  $  (5,998)  $  (40,070)  $(53,620)
Adjustments to reconcile net
   (deficit) to cash used by
   operating activities:
   Stock issued for services                               1,574      1,574
   Increase in accrued
   interest payable                           2,372        1,750      6,462
                                          ----------  -----------  ---------

NET CASH USED BY OPERATING ACTIVITIES        (3,626)     (36,746)   (45,584)
CASH FLOWS FROM FINANCING ACTIVITIES
   Note payable to officer                                10,000     10,000
   Notes payable to individuals                           37,000     37,000
   Sales of stock                                          1,000      1,000
                                                      -----------  ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  48,000     48,000

NET INCREASE IN CASH                         (3,626)      11,254      2,416
       Cash balance, beginning                6,042            0          0
                                          ----------  -----------  ---------

       Cash balance, ending               $   2,416   $   11,254   $  2,416
                                          ==========  ===========  =========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  BASIS  OF  PRESENTATION

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

General

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. We intend to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. Though our web site is operational, we need to further develop our web site to attain our long-term goals. Once development is completed, Internet users will be able to search our web site for fishing guides based on the following criteria:

     -     area  of  the  country,

     -     the  type  of  fish,

     -     fresh  or  salt  water,

     -     lake,  river,  bay  or  ocean,

     -     spin  or  fly  fishing,

     -     length  or  type  of  boat,

     -     number  of  people  at  a  time,  and

     -     cost.

     In addition, we offer users the ability to post comments on our web sites regarding guides they have used in the past, to post messages to a bulletin board to ask and answer questions, and in the future we intend to allow users to create chat rooms.

     If we are able to raise additional capital, we intend to use the proceeds to repay promissory notes in the principal amount of $47,000 which becomes due in August 2001 and to develop our web site. Once we complete our web site and are able to generate a significant amount of traffic on it, we intend to begin charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. We have expanded the coverage of guides currently listed on our web site in Lake Conroe, Lake Livingston, and the Texas Gulf Coast region. Our strategy is to expand our services in the future to the rest of Texas and United States.

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

     From inception through December 31, 2000, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenue and have incurred net losses totaling approximately $53,620 from inception through December 31, 2000.

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

Plan  of  operations  for  year  end  2001

     Our initial administrative expenses were approximately $47,158 as of December 31, 2000, which includes general and administrative expenses and professional fees. These initial expenditures have been funded by proceeds from a loan obtained from our chief executive officer, Ruth Shepley, and from proceeds of our August 1999 offering. Based on our current plan of operations it is anticipated that our minimum monthly operating expenditures for the next twelve months will be approximately $300 per month, which includes administrative expenses, marketing expenses, and professional fees. Our current cash reserves are $2,416 as of December 31, 2000. These cash reserves are from the proceeds of the August 1999 offering. We estimate that our current working capital will provide us with funding through July 2001. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

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

     In August 2001, promissory notes between GuideLocator and Ms. Shepley in the principal amount of $10,000 plus interest, and between GuideLocator and investors in our August 1999 offering in the principal amount of $37,000 plus interest, will become due and payable. We have not set up a sinking fund for the repayment of the notes, and we do not expect to generate revenue by August 2001. Therefore, we will continue to operate on a reduced budget until we raise additional funds to repay the notes. If we are unable to raise additional funds by August 2001, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

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

     GuideLocator.com,  Inc.


Date:  February  12,  2001          RUTH  E.  SHEPLEY
                                    ------------------
                                    Ruth  E.  Shepley
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer