Form 10QSB
period 2001-03-31
GUIDELOCATOR COM INC
filed 2001-05-11
CIK 1095471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                             GUIDELOCATOR.COM, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-88083

           Texas                                           76-0611112
           -----                                           ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     179  Ruskin,  Montgomery,  Texas                             77356
 -----------------------------------------                        -----
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

Yes  [X]  No  [ ]

As of March 31, 2001, registrant had 2,574,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2001



    ASSETS

Cash                                              $   456
                                                  ========

       LIABILITIES

Note payable to officer                           $ 10,000
Notes payable to individuals                        37,000
Accrued interest payable                             7,621
                                                   --------
      Total Liabilities                             54,621
                                                   --------


      STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 2,000,000 shares
     authorized, no shares issued or outstanding
Common stock, $.001 par, 10,000,000 shares
     authorized, 2,574,000 shares issued and
     outstanding                                     2,574
Deficit accumulated during the
     development stage                             (56,739)
                                                   --------
          Total Stockholders' Equity               (54,165)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   456
                                                   ========

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
         For the Three Months and the Nine Months Ended March 31, 2001,
           the Three Months Ended March 31, 2000, and the Period from
            July 12, 1999 (Inception) Through March 31, 2000 and 2001


                            3 Months      3 Months     9 Months    Inception  Inception
                               Ended         Ended        Ended      Through    Through
                            Mar. 31,      Mar. 31,     Mar. 31,     Mar. 31,   Mar. 31,
                                2001          2000         2001         2000       2001
                          -----------  -----------  -----------  -----------  ---------
Administrative expenses   $    1,960   $    1,977   $    5,586   $   40,297   $ 49,118
Interest expense               1,159        1,171        3,531        2,921      7,621
                          -----------  -----------  -----------  -----------  ---------

Net (loss)                $   (3,119)  $  ( 3,148)  $   (9,117)  $  (43,218)  $(56,739)
                          ===========  ===========  ===========  ===========  =========


Net (loss) per common
  share                   $    (.001)  $    (.001)  $    (.004)  $    (.017)
Weighted average common
  shares outstanding       2,574,000    2,574,000    2,574,000    2,564,750

                             GUIDELOCATOR.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended March 31, 2001
                  and the Period from July 12, 1999 (Inception)
                         Through March 31, 2000 and 2001

                                          9 Months     Inception    Inception
                                             Ended      Through      Through
                                            Mar. 31,     Mar. 31,    Mar. 31,
                                             2001         2000        2001
                                          -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during
  the development stage                   $   (9,117)  $  (43,218)  $(56,739)
Adjustments to reconcile net
  (deficit) to cash used by
   operating activities:
   Stock issued for services                                1,574      1,574
   Increase in accrued
    interest payable                           3,531        2,921      7,621
                                          -----------  -----------  ---------
NET CASH USED BY OPERATING ACTIVITIES         (5,586)     (38,723)   (47,544)
CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable to officer                                  10,000     10,000
  Notes payable to individuals                             37,000     37,000
  Sales of stock                                            1,000      1,000
                                                     -----------  -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   48,000     48,000
                                          -----------  -----------  ---------


NET INCREASE IN CASH                          (5,586)       9,277        456

     Cash balance, beginning                   6,042            0          0
                                          -----------  -----------  ---------
     Cash balance, ending                 $      456   $    9,277   $    456
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

GENERAL

     GuideLocator.com, Inc. was incorporated in the State of Texas in July 1999. We are a development stage company with the goal to provide users the ability to search a database that contains detailed information about fishing guides from around the world. We intend to offer Internet users a quick and easy way to search for fishing guides according to their interests via the Internet on our web site located at www.guidelocator.com. Though our web site is operational, we need to further develop our web site to attain our long-term goals. Once development is completed, Internet users will be able to search our web site for fishing guides based on the following criteria:

          -    area  of  the  country,

          -    the  type  of  fish,

          -    fresh  or  salt  water,

          -    lake,  river,  bay  or  ocean,

          -    spin  or  fly  fishing,

          -    length  or  type  of  boat,

          -    number  of  people  at  a  time,  and

          -    cost.

     In addition, we offer users the ability to post comments on our web site regarding guides they have used in the past, to post messages to a bulletin board to ask and answer questions, and in the future we intend to allow users to create chat rooms.

     If we are able to raise additional capital, we intend to develop our web site. Once we complete our web site and are able to generate a significant amount of traffic on it, we intend to begin charging fishing guides a small fee to be listed in our database and through advertising revenues from advertisements placed on our web site. We have expanded the coverage of guides currently listed on our web site in Lake Conroe, Lake Livingston, and the Texas Gulf Coast region. Our strategy is to expand our services in the future to the rest of Texas and United States.

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

     From inception through March 31, 2001, we had utilized funds obtained primarily through a private placement in August 1999, and a loan from a shareholder to develop our web site. We have not generated any revenue and have incurred net losses totaling approximately $56,739 from inception through March 31, 2001.

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

PLAN  OF  OPERATIONS  FOR  YEAR  END  2001

     Based on our current plan of operations it is anticipated that our minimum monthly operating expenditures for the next twelve months will be approximately $300 per month, which includes administrative expenses, marketing expenses, and professional fees. Our cash reserves were $456 as of March 31, 2001 and as of May 9, 2001, our cash reserves are approximately $3,500. Our cash reserves increased as a result of a potential acquisition candidate forfeiting an $85,000 escrow payment by not entering into a definitive agreement with GuideLocator prior to April 30, 2001. We utilized these funds to pay approximately $25,000 in professional fees, $55,000 in outstanding debt, and $2,000 in miscellaneous expenses.

     We estimate that our current working capital will provide us with funding through April 2002. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     In August 1999, we issued promissory notes to Ms. Shepley in the principal amount of $10,000 plus interest, and to several investors in our August 1999 offering in the principal amount of $37,000 plus interest. In May 2001, we paid in full the principal and interest owed to Ms. Shepley and the investors, which totaled approximately $55,000.

     We have reduced our operating budget accordingly so that we will have enough cash to operate through April 2002. We have been able to reduce our operating budget because our overhead costs are minimal. We pay no salaries or rent, and our utilities expenses are insignificant. We have reduced our expenditures on marketing and business development, and are operating at a level significantly below that required to fully execute our business plan. By operating under such a restricted budget, we may not be able to proceed with our long-term business plan and marketing strategy as originally intended.

     We will continue to operate on a reduced budget until we raise additional funds to execute our business plan. If we are unable to raise additional funds, we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

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


                                    GuideLocator.com,  Inc.


Date:  May 10, 2001                 //s//  RUTH  E.  SHEPLEY
                                    --------------------------------------------
                                    Ruth  E.  Shepley
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer