Form 10KSB
period 2001-06-30
DECORIZE INC
filed 2001-09-28
CIK 1095471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                        Commission File Number 333-88083

                                 DECORIZE, INC.
                 (Name of small business issuer in its charter)

           Delaware                                         43-1931810
          -----------                                  -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   211 S. Union Street, Suite F
       Springfield, Missouri                                     65802
--------------------------------------                           -----
(Address of principal executive offices)                       (zip code)

Issuer's telephone number:     (417) 879-3326
                               --------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal period, the six months ended June 30, 2001 were $842,274

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last closing price at which common equity was sold, as of September 25, 2001, was $11,412,615 (calculated by excluding shares owned beneficially by directors and officers).

The number of shares of issuer's common equity outstanding as of September 25, 2001 was 10,161,443.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: None

Transitional Small Business Disclosure Format: Yes [X] No [ ]

Transition Period: January 1, 2001 to June 30, 2001

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS-----------------------------------------2

ITEM 2.  DESCRIPTION OF PROPERTIES---------------------------------------9

ITEM 3.  LEGAL PROCEEDINGS----------------------------------------------10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS------------------------------------------10

                                    PART II

ITEM 5.  MARKET FOR COMON EQUITY AND RELATED
           STOCKHOLDER MATTERS------------------------------------------11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS------------------------------13

ITEM 7.  FINANCIAL STATEMENTS-------------------------------------------20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           AND FINANCIAL DISCLOSURE-------------------------------------20

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHAGE ACT------------------------------------------21

ITEM 10.  EXECUTIVE COMPENSATION----------------------------------------23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT---------------------------------------27

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS------------------------------------------------28

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K------------------------------29

SIGNATURES--------------------------------------------------------------34

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Decorize, Inc. ("Decorize," the "Company" or the "Registrant") is a manufacturer and wholesaler of imported home furnishings and home accent items. Our business is comprised of three complementary operating entities: Decorize.com (a division of Decorize, Inc.), GuildMaster, Inc. and Faith Walk Designs, Inc. Decorize.com and GuildMaster are headquartered in Springfield, Missouri. Faith Walk Designs is located in Houston, Texas.

We founded Decorize.com in March 2000 to create the first "source to business" home furnishings and accents company serving both large and small U.S. retail customers with products delivered directly from the Far East on orders as small as $250. Our objective is to alter existing industry standards for delivery times, product value, item uniqueness, and selection by using information technology, leading-edge logistics and an innovative business model.

Our products are sourced from a network of manufacturing partners in the Far East, principally from China, the Philippines, Thailand and Vietnam at the current time. Working in concert with one of the world's leading logistics companies, we warehouse and stage products in two state-of-the-art facilities in the Far East for shipment directly to our retailer customers in the U.S. This "source to business" model, which eliminates two levels of warehousing (importer and retailer), enables us to provide our customers with pricing that is substantially below normal wholesale levels.

We use the "source to business" model to serve two distinct market segments. The source to large business segment (S2B) is comprised of large retailers that can benefit from our pricing, delivery times and backup inventories. Online re-ordering is available and we can link our website (www.decorize.com) to a retailer's website to enable the retailer's customers to order individual decor items directly from us with a seven-day airfreight delivery time. We also provide large retailers with "free" back-up inventories (i.e., the inventory is available without an obligation to purchase).

The source to small business segment (S2b) includes small retailers, designers and decorators that previously have had to pay premium prices and suffer poor delivery times from the home furnishings and accent industry. We provide products at lower prices on a "freight included" basis. We believe that selling to small retailers on a freight inclusive basis is a home furnishings industry first.

GuildMaster, Inc., which we acquired in June 2001, designs custom high-end home accent products that are either produced to our specifications in the Far East or are manufactured by GuildMaster in its Springfield, Missouri facility. We warehouse these products at the GuildMaster facility and ship from inventory to retailers throughout the country.

Faith Walk Designs, Inc., which we acquired in July 2001, is a manufacturer of premium, hand painted furniture and home accents. These products have historically been sourced in unpainted form from U.S. suppliers and finished in Faith Walk's Houston, Texas manufacturing facility. Our strategy is to source finished products from our suppliers in the Far East at cost levels which will allow us to reduce prices to our customers while increasing gross margins at Faith Walk. We expect to initiate our source to business "direct ship" business model for Faith Walk customers within the next six months.

Immediately prior to our Faith Walk acquisition, the net assets of Odds & Ends, L.P., a Texas limited partnership owned by the shareholders of Faith Walk, were contributed to Faith Walk. Odds & Ends is a retail outlet for Faith Walk's products.

The pro forma sales revenues of the operations which are now owned by Decorize, Inc. were approximately $10.3 million in the year ended December 31, 2000 and $4.7 million in the six-month period ended June 30, 2001. The composition of these revenues is shown on the table below.

                                 DECORIZE, INC.
                            PRO FORMA SALES REVENUES

                                           Year           Six Months
                                           Ended             Ended
                                        12/31/2000*        6/30/2001
                                       -------------     -------------
         Decorize.com                   $   284,307       $  708,059
         GuildMaster, Inc.                5,672,532        2,276,612
         Faith Walk Designs, Inc.         3,889,847        1,434,316
         Odds & Ends, L.P.                  492,958          259,837
                                       -------------     -------------
              Total                     $10,339,644       $4,678,824
                                       =============     =============

         *March 6, 2000 - December 31, 2000 for Decorize.com.

         Notes: Sales revenues as shown are net of returns and allowances.
                The Odds & Ends business is now part of Faith Walk Designs.

Our current corporate structure was created in a series of transactions that were consummated during June, July and August 2001. There were four primary components of these transactions:

         1. Formation and legal restructuring of the Decorize.com business.

         2.       Acquisition of GuildMaster, Inc.

         3.       Reverse merger with Guidelocator.com, Inc.

         4.       Acquisition of Faith Walk Designs, Inc.

Decorize.com
------------

Decorize.com was initially incorporated on February 7, 2000 as Far East Direct, L.L.C., a Missouri limited liability company. Operations began on March 6, 2000 with the formation of the original Decorize team. The Far East Direct name was changed to Decorize.com, L.L.C. on March 29, 2000.

Decorize.com was a privately-held company with a number of shareholders (technically referred to as "members" in a limited liability company), including Jon T. Baker, our President and Chief Executive Officer, and James K. Parsons, our Executive Vice President. Mr. Baker and Mr. Parsons are both directors of our Company.

Mr. Baker and Mr. Parsons were also shareholders and directors of GuildMaster, Inc., a privately-held Missouri corporation managed by Mr. Parsons which provides custom designed, high-end home furnishings and accent items to retailers.

On March 28, 2001, Decorate, Inc. was incorporated as a Missouri corporation for the purpose of changing the legal form of Decorize.com, L.L.C. from a limited liability corporation to a "C" corporation. Decorize.com, L.L.C. was merged into Decorate, Inc. on June 18, 2001 with Decorate, Inc. being the surviving corporation.

GuildMaster, Inc.
-----------------

At the same time, the respective directors and shareholders of Decorate, Inc. and GuildMaster, Inc. agreed that GuildMaster would be acquired by Decorate, Inc. This transaction was consummated on June 15, 2001 through the merger of GuildMaster, Inc. into a subsidiary of Decorate, Inc. (JB Express, Inc.) which had been formed as a Missouri corporation for that purpose. The merger became effective on June 18, 2001 and JB Express subsequently changed its name to GuildMaster, Inc.

The consideration paid for GuildMaster's 50,000 issued and outstanding common shares was as follows:

         - $375,000 in the form of a promissory note due on June 15, 2002 bearing interest at the Prime rate plus 1.0% for 7,500 shares of GuildMaster.

         - 5.252 shares of Decorate, Inc. common stock for each of the other 42,500 shares of GuildMaster, resulting in the issuance of 223,210 Decorate common shares.

For the purposes of this transaction, the value of each share of Decorate was deemed to be $9.52. The deemed aggregate value of the 223,210 shares issued was approximately $2,125,000 and the total deemed value of the transaction was $2.5 million.

At the time of the acquisition of GuildMaster, all of the issued and outstanding common stock of GuildMaster was owned by Jon T. Baker, our President and Chief Executive Officer, James K. Parsons, our Executive Vice President, and Ellen L. Parsons, the wife of James K. Parsons. The $375,000 promissory note was issued to Jon T. Baker for 7,500 shares of GuildMaster owned by him. The Decorate common stock was issued to each of the three GuildMaster shareholders in proportion to their holdings of the other 42,500 GuildMaster shares outstanding.

Prior to the acquisition of GuildMaster, 315,000 common shares of Decorate, Inc. were issued and outstanding. After the transaction, 538,210 shares of Decorate were issued and outstanding.

On the date of the GuildMaster acquisition, GuildMaster had a debt outstanding to James K. Parsons. This debt was assumed and Mr. Parsons was compensated by Decorate in the form of a $925,000 promissory note due on June 15, 2002 bearing interest at the Prime rate plus 1.0%.

As part of the GuildMaster transaction, employment agreements were signed with Jon T. Baker and James K. Parsons. The terms of these employment agreements are outlined in Item 10. Executive Compensation of this Form 10-KSB.

With the completion of the GuildMaster acquisition, the first two components of our current corporate structure were in place.

Guidelocator.com, Inc.
----------------------

Guidelocator.com, Inc. ("Guidelocator"), a Texas corporation incorporated in July 1999, was a development stage company which had been formed to provide a database of information regarding fishing guides around the world through an Internet website. Although Guidelocator had no revenues and minimal operations, its common stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GDLC" on July 25, 2000.

On June 29, 2001, Guidelocator completed the acquisition of all of the issued and outstanding shares of Decorate, Inc. through the issuance of 7,700,000 shares to the twenty-four (24) shareholders of Decorate, Inc. A majority of the shares were issued to Jon T. Baker (2,380,041), our President and Chief Executive Officer and James K. Parsons (2,943,420), our Executive Vice President.

Prior to the consummation of this transaction, Guidelocator had a total of 2,574,000 shares of its common stock issued and outstanding. In connection with the transaction, Ms. Ruth Shepley, Guidelocator's former sole officer and director, returned an aggregate of 1,150,000 of Guidelocator shares to the company owned by her.

On June 29, 2001, Guidelocator completed the private sale of 876,000 shares of its common stock for an aggregate of $700,000, or approximately $0.80 per share, to twelve (12) accredited investors. The offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On June 29, 2001, Guidelocator issued seven-year options to purchase 344,823 shares of its common stock at prices ranging from $0.80 to $1.88 to certain of our key employees pursuant to our 1999 Stock Option Plan. The options have various performance requirements for vesting.

Upon the completion of the transactions described above, Guidelocator.com, Inc. had a total of 10,000,000 common shares outstanding: 7,700,000, or 77.0%, of which were held by the former shareholders of Decorate, Inc., 1,424,000, or 14.24%, held by the former shareholders of Guidelocator, and 876,000, or 8.76%, held by the purchasers of the private placement. The composition of the 10,000,000 shares outstanding is shown on the following table.

                             GUIDELOCATOR.COM, INC.
                            COMMON STOCK OUTSTANDING
                                  JUNE 29, 2001


                                            Shares             Percent
      Description                        Outstanding          of Total
      ------------------------------   -----------------  ------------------

      Existing Stock Outstanding              2,574,000
      Returned by Ruth Shepley               (1,150,000)
                                       -----------------
           Subtotal                           1,424,000              14.24%

      Acquisition of Decorate, Inc.           7,700,000              77.00%
      Private Sale of Stock                     876,000               8.76%
                                       -----------------  ------------------
           Total                             10,000,000             100.00%
                                       =================  ==================

On July 6, 2001, in connection with the Guidelocator transactions described above, Guidelocator was merged with and into Decorize, Inc., a Delaware corporation and wholly-owned subsidiary of Guidelocator formed for that purpose. The merger of Guidelocator with and into Decorize, Inc. became effective at the time of filing of a certificate of merger with the Delaware and Texas Secretaries of State on July 6, 2001.

As of the effective date, (i) Guidelocator ceased to exist; (ii) Decorize, Inc. became the parent holding company and the Registrant as successor to Guidelocator, (iii) Decorate, Inc. and GuildMaster, Inc. became subsidiaries of Decorize, Inc., (iv) each share of Guidelocator common stock outstanding immediately prior to the effective date was converted into the right to receive one share of common stock, $0.001 par value, of Decorize, Inc.

These transactions were intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

On July 27, 2001, Decorate, Inc. was merged into Decorize, Inc. Upon the completion of this merger, the assets and liabilities of the former Decorize.com, L.L.C. were held directly by Decorize, Inc. and Decorize, Inc. had one wholly-owned subsidiary, GuildMaster, Inc.

Decorize, Inc., as the successor to Guidelocator.com, Inc., is a public company traded on the OTCBB under the symbol "DCRZ."

The transactions consummated among Decorate, Inc., Guidelocator.com, Inc., and Decorize, Inc. are commonly known as a reverse merger. A reverse merger is normally the result of a merger in which the acquiring corporation (Guidelocator) has less size and substance than the acquired company (Decorate, Inc.). The acquiring corporation survives as a legal entity, but the shareholders of the acquired company obtain a majority of the voting rights of the combined entity (77.0% in this case). The substantive outcome of the transaction is thus the reverse of its legal form.

Since the former shareholders of Decorate, Inc. received 77.0% of the common shares of the combined entity, Decorate, Inc. is considered the "acquiring" corporation for accounting purposes under U.S. GAAP. This designation was passed to Decorize, Inc. when Decorate, Inc. was merged into Decorize, Inc. on July 27, 2001.

Additional information regarding the Guidelocator transactions is contained in our Form 8-K filed with the SEC on July 16, 2001 and our Form 8-K Amendment No. 1 filed with the SEC on July 24, 2001.

Faith Walk Designs, Inc.
------------------------

On July 31, 2001, we acquired Faith Walk Designs, Inc., a Texas corporation ("Faith Walk Texas"), which is a manufacturer of premium, hand painted furniture and home accents. This transaction was consummated through the merger of Faith Walk Texas into Step of Faith, Inc., a Missouri corporation and wholly-owned subsidiary of Decorize, Inc. formed for that purpose.

As described above, the net assets of Odds & Ends, L.P. had been contributed to Faith Walk just prior to our acquisition of Faith Walk. All of our references to Faith Walk thus include Odds & Ends unless specifically noted to the contrary.

The merger of Faith Walk Texas with and into Step of Faith, Inc. became effective at the time of filing of a certificate of merger with the Missouri Secretary of State on August 6, 2001. On that date, (i) Faith Walk Texas ceased to exist; (ii) Step of Faith, Inc. remained a wholly-owned subsidiary of Decorize, Inc. and changed its name to Faith Walk Designs, Inc.; and (iii) each share of Faith Walk Texas outstanding at the effective time ceased to exist.

The total consideration given for Faith Walk Texas was (1) a 6.75% promissory note due March 31, 2002 in the principal amount of $215,744, (2) a cash payment of $284,256 and (3) $510,000 in Decorize, Inc. common stock, or 161,443 shares, for a total value of $1,010,000. The number of shares of Decorize common stock was determined by dividing the average last sale price per share of such stock on the OTCBB during the 30-day period following the Closing Date, which was equal to $3.159, into $510,000.

This transaction was intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for as a purchase under the requirements of the Statements of Financial Accounting Standards No. 141.

In connection with the acquisition of Faith Walk described above, we entered into a four-year employment agreement with John Michael Sandel, a former Faith Walk shareholder and its former president. Pursuant to the agreement, Mr. Sandel will serve as a vice president of Decorize and be responsible for our product development. The terms of this employment agreement are outlined in Item 10. Executive Compensation of this Form 10-KSB. In addition, Mr. Sandel was appointed a director of Decorize to serve until the next annual meeting of stockholders.

Additional information regarding the Faith Walk acquisition is contained in our Form 8-K filed with the SEC on August 15, 2001.

Corporate Structure
-------------------

When the acquisition of Faith Walk Designs was completed, all four elements of our current corporate structure were established. The parent company, Decorize, Inc., a Delaware corporation, has one operating division (Decorize.com) and two wholly-owned subsidiaries, GuildMaster, Inc. and Faith Walk Designs, Inc., both of which are Missouri corporations.

Industry Structure and Competition
----------------------------------

The premium home accents market segment of the home furnishings industry in which we compete generates $2.5 billion of sales at the wholesale level. There are approximately 2,500 companies in this segment with an average size of only $1.0 million in sales. There are no dominant competitors.

Based on our pro forma sales of $10.3 million for the year ended December 31, 2000 and $4.7 million for the six-month period ended June 30, 2001, we believe that Decorize is already considered to be a significant company in the industry. Although there is no published industry data regarding the size of companies in our specific market segment, we believe that revenues of $15 - $20 million would place us in the top ten and revenues of $30 million would be one of the top four companies in the market segment.

There is intense competition in our industry. However, we believe that our low-cost business model will allow us to increase our revenues at the expense of traditionally structured competitors. We also believe that we are positioned to acquire companies in the industry that can benefit from our business model. However, our business model is not protected from duplication and it is possible that other companies will adopt a competitive approach to the business.

Suppliers
---------

We have developed a network of over 30 supply partners in China, the Philippines, Thailand and Vietnam that manufacture the products that we sell to our customers. We do not anticipate that any of these suppliers will represent more than 15% of our product purchases during the current fiscal year.

Our relationship with one of the world's leading logistics companies provides us with two state-of-the-art staging and warehousing facilities in the Philippines and Hong Kong. There are alternative sources for these services.

Customers
---------

The current customer base for our three operations includes approximately 12 large retailers and at least several hundred small retailers, designers and decorators. During the six months ended June 30, 2001, no single customer represented more than 10% of our pro forma sales volumes.

Research and Development
------------------------

Research and development expenses have not had and are not anticipated to have a material impact on our business or on our financial condition.

Environmental Compliance
------------------------

The costs and effects of compliance with environmental laws have not had and are not anticipated to have a material impact on our business or on our financial condition.

Special Risk Factors
--------------------

As an importer of manufactured products from several countries in the Far East, our business is subject to political risks which are beyond our control, particularly in relation to China. However, we believe that the globalization movement and the anticipated entry of China into the World Trade Organization reduce this risk. Our strategy to minimize our exposure to the politics of any one country is to develop manufacturing partners in multiple countries.

We are also subject to governmental regulations and tariff policies which may change from time to time. We believe that the trends are favorable toward the reduction of tariffs and expansion of international trade which should benefit our business.

Although our subsidiary companies, GuildMaster and Faith Walk Designs, have several years of operating history, Decorize.com itself has a limited operating history. We have suffered operating losses as a start-up business and our business model, while obviously attractive, has not had time to establish a history of success over time.

Our planned internal growth and potential acquisitions will require additional financing. Under current equity market conditions, there is no assurance that we will be able to obtain the required equity financing on terms that are economical.

Employees
---------

We employ approximately 87 persons during the year, of which approximately 74 persons are employed on a full-time basis. This number does not include our independent commission salesmen, who we classify as independent contractors rather than as employees. Our employees are not unionized, and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

We operate each of our businesses in leased facilities. Our corporate headquarters and the operations of Decorize.com are housed together in two spaces of 1,600 square feet and 2,400 square feet in one building in Springfield, Missouri. Our rent for these two spaces is $860 and $1,100 per month, respectively. Each of the leases terminates on April 30, 2003. We have an option to renew the 1,600 square foot lease for two periods of three years each. We do not have a renewal option on the 2,400 square foot space. These facilities are in good condition. We anticipate that additional space will be required within the next 12 months for our headquarters and Decorize.com operations and that such space will be available in the Springfield area on a reasonable commercial basis.

GuildMaster, Inc. operates in a 41,250 square foot leased facility in Springfield, Missouri. Our rent for this facility is $8,766 per month and the lease on the building terminates on November 30, 2001. We have options to renew the lease for three five-year periods. This facility is in good condition and we believe the space is adequate for GuildMaster's operations for the foreseeable future.

GuildMaster also leases two showroom facilities at furniture markets, one in High Point, North Carolina and one in Atlanta, Georgia. The High Point showroom lease of 8,593 square feet carries a rent of $8,235 per month and terminates on April 30, 2002. We do not have a renewal option on the High Point space. The Atlanta showroom is 900 square feet and is leased on a month-to-month basis for $993 per month with a 30-day cancellation notice period.

Faith Walk Designs, Inc. operates in a leased facility of 16,500 square feet in Houston, Texas. Our rent for this facility is $6,165 per month and the lease terminates on July 31, 2002. We do not have a renewal option as part of this lease. The facility is in good condition. We believe that Faith Walk will need additional space within the next twelve months and that such space will be available within the Houston area on a reasonable commercial basis.

Faith Walk operates a retail outlet store in a second leased facility of 3,192 square feet in Houston, Texas. Our rent for this facility is $2,500 per month and the lease terminates on September 30, 2002. The facility is in good condition and we believe the space is adequate for Faith Walk's retail outlet store for the foreseeable future.

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

At the present time, neither the Company nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having the potential for having a material impact on operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Pursuant to a written consent of a majority of the Company's shareholders, the Company approved the merger of the Company with and into its Delaware subsidiary entitled Decorize, Inc. pursuant to which the Company disappeared and Decorize, Inc. was the surviving corporation. As part of the aforementioned written consent, a majority of the Company's shareholders approved the Exchange Agreement among the Company and the shareholders of Decorate, Inc. and the amendment to the Company's 1999 Stock Option Plan which included increasing the number of shares that may be granted under the plan from 500,000 to 3,000,000.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

As of September 25, 2001, we had 10,161,443 issued and outstanding shares of common stock, $0.001 par value. Of these 10,161,443 shares outstanding, 1,070,000 were unrestricted and freely tradable.

As of September 25, 2001, we had issued and outstanding 342,826 employee stock options to purchase additional shares of our common stock at prices ranging between $0.80 to $1.88 with an expiration date of July 1, 2008. We also had issued and outstanding warrants to purchase 40,000 additional shares of our common stock at $2.00 per share with an expiration date of June 30, 2003.

Presently, our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "DCRZ". From July 25, 2000 to July 5, 2001, the Company's common stock traded under the symbol "GDLC". The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system.

The following table sets forth the high and low historical bid quotes obtained from the OTCBB Historical Data Service for the periods indicated:

        Quarter Ended                                High               Low
        -------------                               -------           -------

        September 30, 2000                          $0.0075           $0.0030
        December 31, 2000                              **               **
        March 31, 2001                              $0.0940           $0.0940
        June 30, 2001                               $0.0300           $0.0300
        September 21, 2001*                         $3.90             $1.50

        *July 1 - September 21, 2001.

        **No trades reported by the OTCBB.

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


As of September 14, 2001, there were 65 shareholders of record as reported to us by our transfer agent, and we estimate that there are an additional 20 reported beneficial owners of the Company's common stock reported through institutional accounts.

The Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the future.

Recent Sales of Unregistered Securities
---------------------------------------

The following sets forth particular information for all securities sold since inception without registration under the Securities Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In July 1999, we issued Ms. Ruth Shepley 1,500,000 shares of common stock for services rendered, which were valued at $1,500. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act for non-public offerings. In connection with the acquisition of Decorate, Inc., Ms. Shepley returned to us 1,150,000 shares of our common stock. The shares were returned to the status of authorized but unissued shares.

From July 1999 through September 1999, we sold 1,074,000 shares of our common stock at an aggregate purchase price of $38,000 to 37 accredited investors. We believe that these transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act.

On June 29, 2001 we completed the private sale of 876,000 shares of our common stock for an aggregate of $700,000 or approximately $0.80 per share to twelve
(12) accredited investors. We believe the offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

On June 29, 2001 we completed the acquisition of all of the issued and outstanding shares of Decorate, Inc. Pursuant to the transaction, we issued an aggregate of 7,700,000 shares to the twenty-four (24) shareholders of Decorate, Inc. A majority of the shares were issued to James K. Parsons (2,943,420) and Jon T. Baker (2,380,041) who are officers and directors of the Company. In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Securities Act for non-public offerings.

On June 29, 2001 we issued seven-year options to purchase our common stock at prices ranging from $0.80 to $1.88 to certain key employees pursuant to our 1999 Stock Option Plan. The options have various performance requirements for vesting.

On August 4, 2001, our Board of Directors authorized the issuance of up to 500,000 warrants for the purchase of our common shares to eleven (11) former holders of Class B Units in Decorize.com, L.L.C. in exchange for up to $50,000 and the waiver by such holders of any claims they might have against us in connection with the conversion of Decorize.com, L.L.C. into a corporation. The warrants will be exercisable for $2.00 per share until June 20, 2003. As of September 14, 2001, 40,000 of these warrants had been issued and were outstanding.

We are undertaking a private placement financing for up to $5.0 million of restricted securities to accredited investors which we believe will be exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. We are offering to sell up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of our common stock, $0.001 par value, and one
(1) five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase is 20,000 Units for $50,000.

Through September 25, 2001, we have accepted subscriptions for 100,000 Units at a total selling price of $250,000. None of the shares and warrants related to these Units have been issued pending the closing of additional Unit sales.

Although the securities offered in this private placement are restricted and unregistered, we have agreed to prepare a registration statement within 180 days of the initial sale of the Units covering the common stock issued pursuant to sale of the Units and the associated warrants. We have further pledged to use our best efforts to cause the registration statement for the common stock to be made effective by the SEC within 300 days of the initial sale of Units and to maintain the effectiveness of the registration statement until all such common stock has been resold by the initial owners.

On July 31, 2001, we acquired Faith Walk Designs, Inc. In connection with the transaction we agreed to issue $510,000 worth of our common stock. The number of shares was determined by dividing the average last sale price per share of our common stock as reported on the OTCBB during the 30-day period following the closing, which equaled $3.159. Accordingly, in September 2001 we issued 161,443 shares to John Michael Sandel, who is an officer and director of our company, and Kitty Sandel, who is Mr. Sandel's wife.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following selected financial data for the six-month period ended June 30, 2001; the period from March 6, 2000 to June 30, 2000; and for the period March 6, 2000 to December 31, 2000, have been extracted from our audited financial statements, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

Selected Financial Data
-----------------------

                                                    Six Months                   Period                     Period
                                                       Ended                 March 6, 2000 to           March 6, 2000 to
Statements of Operations Data                      June 30, 2001              June 30, 2000              December 31, 2000
-------------------------------------------   -------------------------  -------------------------  -------------------------
                                                     (Audited)                 (Unaudited)                 (Audited)
Sales                                                  $   842,274                $         0                 $  284,307
Cost of Sales                                              585,135                          0                    220,829
                                                 ------------------          -----------------          -----------------
     Gross Profit                                          257,139                          0                     63,478

Operating Expenses                                       1,022,111                    150,501                    672,056
                                                 ------------------          -----------------          -----------------
     Net Loss From Operations                             (764,972)                  (150,501)                  (608,578)

Other Income/(Expense)                                     (76,877)                     5,551                    (57,303)
                                                 ------------------          -----------------          -----------------
     Net Loss Before Income Taxes                         (841,849)                  (144,950)                  (665,881)

Income Tax Benefit                                         (32,700)                         0                          0
                                                 ------------------          -----------------          -----------------
     Net Loss                                          $  (809,149)               $  (144,950)                $ (665,881)
                                                 ==================          =================          =================


Loss Per Share
----------------------------
Basic and Diluted                                      $     (0.13)               $     (0.02)                $    (0.11)

Weighted Average Number of Shares
of Common Stock Outstanding                              6,117,338                  5,820,672                  5,820,672

                                      Six Months          Period              Period
                                         Ended        March 6, 2000 to    March 6, 2000 to
As a Percent of Sales                June 30, 2001     June 30, 2000      December 31, 2000
---------------------------------   ---------------  ------------------   -----------------
                                       (Audited)        (Unaudited)            (Audited)
Sales                                     100.0%            N/A                   100.0%
Cost of Sales                              69.5%            N/A                    77.7%
                                    -------------    ------------------    --------------
     Gross Profit                          30.5%            N/A                    22.3%

Operating Expenses                        121.4%            N/A                   236.4%
                                    -------------    ------------------    --------------
     Net Loss From Operations             (90.9%)           N/A                  (214.1%)

Other Income/(Expense)                     (9.1%)           N/A                   (20.1%)
                                    -------------    ------------------    --------------
     Net Loss Before Income Taxes        (100.0%)           N/A                  (234.2%)

Income Tax Benefit                         (3.9%)           N/A                     0.0%
                                    -------------    ------------------    --------------
     Net Loss                             (96.1%)           N/A                  (234.2%)
                                    =============    ==================    ==============


Balance Sheet Data                               June 30, 2001        December 31, 2000
----------------------------------            -------------------     -----------------
                                                   (Audited)              (Audited)
Cash and Cash Equivalents                        $     89,180           $    556,965
Receivables                                         1,141,290                 22,970
Inventories                                         1,433,110                 61,055
Other Current Assets                                  205,407                123,485
                                                 -------------          -------------
     Current Assets                                 2,868,987                764,475

Property and Equipment - Net                          268,058                143,169
Goodwill                                            2,125,949                      0
Other Assets                                           26,300                  1,960
                                                 -------------          -------------
     Total Assets                                $  5,289,294           $    909,604
                                                 =============          =============

Accounts Payable                                 $    180,446           $     86,679
Accrued Expenses                                      328,682                 35,710
Current Portion of Long-Term Debt                      24,328                      0
Other Current Liabilities                             271,560                  2,900
                                                 -------------          -------------
     Current Liabilities                              805,016                125,289

Long-Term Debt and Capital Leases                     138,172                  5,196
Notes Payable to Stockholders                       1,300,000                      0
                                                 -------------          -------------
     Total Liabilities                              2,243,188                130,485

Stockholders' Equity                                3,046,106                779,119
                                                 -------------          -------------
     Total Liabilities and Equity                $  5,289,294           $    909,604
                                                 =============          =============

Overview and Forward-Looking Statements
---------------------------------------

This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described.

Our financial statements which are included in this 10-KSB and the selected financial data shown above are for the six-month period ended June 30, 2001, the period from March 6, 2000 to June 30, 2000, and the period March 6, 2000 to December 31, 2000. Although our fiscal year ends on June 30 (which was the fiscal year-end of Guidelocator.com, Inc.), the previous fiscal year of our primary operations (Decorize.com and GuildMaster, Inc.) ended on December 31, 2000. Our audited financial statements for these businesses for the two years ended December 31, 2000 and 1999 were included in our Form 8-K Amendment No. 1 filed with the SEC on July 24, 2001.

We acquired GuildMaster, Inc. effective as of June 18, 2001. GuildMaster's operating results for the last 12 days of June were included in our financial statements for the six months ended June 30, 2001.

Sales
-----

Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the six-month period ended June 30, 2001 were $842,274, which included $708,059 of sales by Decorize.com for the entire period and $134,215 of sales by GuildMaster for the 12 days of June 2001 that we owned GuildMaster.

The Decorize.com sales represented shipments to over 200 customers during the six-month period. One customer accounted for approximately 24% of total sales and the top 10 customers accounted for approximately 75% of total sales. The GuildMaster sales during the same time period, only a portion of which have been consolidated in our financial statements because of the timing of the acquisition, were less concentrated. GuildMaster's top 10 customers represented less than 40% of its sales revenues.

In the prior-year period from March 6 to June 30, 2000, we had no sales revenues because we were a start-up company which had initiated operations at the beginning of this period. During our initial fiscal period from March 6, 2000 to December 31, 2000, we had sales of $284,307.

Because of our limited operating history, we do not have information regarding the seasonality of sales for Decorize.com. However, the operating history of GuildMaster during the last three calendar years has been that approximately 44% of sales occur in the first half of the calendar year and approximately 56% in the second half of the calendar year. The two quarters of each half year have been nearly equal, i.e., about 22% in each quarter of the first half and about 28% in each quarter of the second half.

Cost of Sales
-------------

Our cost of sales is comprised principally of the cost of goods purchased from our suppliers and the cost of freight to ship the products from our suppliers to our retail customers. Since GuildMaster manufactures a portion of its own products, its manufacturing costs for those products are included in cost of sales.

During the six-month period ended June 30, 2001, our cost of sales of $585,135 was 69.5% of sales and the resulting gross margin was 30.5% of sales. The gross margin on Decorize.com sales was 29.8% while the GuildMaster gross margin on the 12 days of sales included during the period was 34.2%. Our gross margin during our initial fiscal period ended December 31, 2000 of 22.3% was lower due to the pricing on the shipments during this period.

Since a large portion of our products are sourced from the Far East, our gross margins can be expected to fluctuate to some extent with changes in foreign currency exchange rates. Our gross margins could also be affected by changes in ocean freight rates due to fluctuations in oil prices and other factors that affect these rates.

From the inception of our business in March 2000, Decorize.com has sourced products from a total of 25 suppliers. Two of these suppliers have accounted for approximately 65% of our total purchases to-date. We are expanding this network of manufacturing partners both in number and in geographic spread. GuildMaster has more than 50 suppliers for its products, none of which account for 15% of its purchases.

Operating Expenses
------------------

Operating expenses include all selling, general and administrative expenses not associated with the costs of products and the shipment of products. During the six-month period ended June 30, 2001, our operating costs of $1,022,111 were comprised of $976,584 at Decorize.com and $45,527 at GuildMaster. These expenses represented 121.4% of sales for the period. Operating expenses at Decorize.com were 137.9% of sales and 33.9% of sales at GuildMaster.

We expect that the ratio of operating expenses to sales at Decorize.com will decline as our sales volumes grow relative to the size of the infrastructure that we have established. The principal component of operating expenses at Decorize.com is payroll and payroll taxes, which represented approximately 60% of sales during the six-month period ended June 30, 2001. We will continue to expand our staff to drive the growth of our business, but the basic infrastructure is in place and we will not increase our personnel costs in proportion to increases in sales.

At GuildMaster, the primary components of operating expenses were sales commissions and personnel-related costs in the following functional areas: sales, customer service, design and administration.

Other Income/(Expense)
----------------------

The principal component of other income/(expense) during the six-month period ended June 30, 2001 was an $80,000 non-cash expense related to the 500,000 warrants which were authorized on August 4, 2001 as described above in Item 5. These warrants were authorized to settle any claims that 11 former holders of Class B Units in Decorize.com, L.L.C. might assert against us in connection with the conversion of Decorize.com, L.L.C. into a corporation.

The principal other components of other income/(expense) in all periods were interest income and interest expense.

Income Tax Benefit
------------------

Until June 18, 2001, our operations were constituted by legal entities for which taxable income and expense attributes were passed directly to the owners of the businesses. Decorize.com, L.L.C. was a limited liability company and GuildMaster, Inc. was an "S" corporation. Subsequent to June 18, 2001, we were organized in legal entities subject to income taxes at the corporate level.

From June 19 through June 30, 2001, we have recognized a future income tax benefit of $32,700 related to the operating loss incurred during that time period. This benefit will be realized as a reduction to our current taxes when we become profitable.

Net Income/(Loss)
-----------------

Net income for the six-month period ended June 30, 2001 was a loss of $809,149. All of this loss except for $3,941 was incurred by Decorize.com. During the prior year period from March 6, 2000 to June 30, 2000, our net loss was

$144,950. In our initial fiscal period ended December 31, 2000, our net loss was $665,881. We consider these losses to be the normal operating results of a start-up business. As our company grows, we expect the Decorize.com business to become profitable. GuildMaster was profitable during its last two fiscal years ended December 31, 2000 and 1999.

Inflation
---------

We do not believe that our business is significantly affected by inflation. We anticipate that any increased costs generated by inflation will be passed on to our customers.

Subsequent Events and Commitments
---------------------------------

As described in Item 1 of this Form 10-KSB, we acquired Faith Walk Designs, Inc. on July 31, 2001. In its last two fiscal years ended December 31, 2000 and 1999, Faith Walk's sales were $3,889,847 and $3,655,388, respectively. During these periods Faith Walk had a net loss of $209,556 in 2000 and a net income of $30,540 in 1999.

Odds & Ends, L.P., the net assets of which were contributed to Faith Walk immediately preceding our acquisition of Faith Walk, had sales of $492,958 and $450,913 in the years ending December 31, 2000 and 1999, respectively. The net income of Odds & Ends during those two years was $120,386 and $101,781, respectively.

Selected financial data for Faith Walk and Odds & Ends is summarized on the following table.


                             SELECTED FINANCIAL DATA
                 FAITH WALK DESIGNS, INC. AND ODDS & ENDS, L.P.

                                               Faith Walk       Odds &
     Description                              Designs, Inc.    Ends, L.P.
     --------------------------------------  --------------- --------------
     Sales - Calendar Year 2000                 $3,889,847      $492,958
     Net Income/(Loss) - Calendar Year 2000     $ (209,556)     $120,386

     Total Assets - 12/31/2000                  $1,325,982      $276,763
     Total Liabilities - 12/31/2000             $1,345,842      $110,612
     Equity - 12/31/2000                        $  (19,860)     $166,151

Financial statements covering Faith Walk's last two fiscal years (audited) and the six-month period ended June 30, 2001 (unaudited) will be filed with the SEC on or before October 14, 2001 by amendment to our Form 8-K which was filed on August 15, 2001. The pro forma effect of the Faith Walk acquisition on our financial position will be included in that filing.

We are in the process of negotiating a contract for the purchase of a license for certain financial and enterprise-level software from a software vendor. The capital cost of this license is expected to be approximately $75,000 to $90,000.

As of September 14, 2001, our backlog of customer orders was approximately $3.1 million. This represents the highest level of order backlog in the history of our combined operations at Decorize.com, GuildMaster and Faith Walk Designs.

We have undertaken a private placement financing for up to $5.0 million of securities as described above in Item 5. Market for Common Equity and Related Stockholder Matters of this Form 10-KSB.

Liquidity and Capital Resources
-------------------------------

We had a net loss of $809,149 on sales of $842,274 for the six-month period ended June 30, 2001. GuildMaster generated $3,941 of this loss on sales of $134,215 during the 12 days of June 2001 that we owned GuildMaster. For the entire six-month period ended June 30, 2001, GuildMaster had a net loss of $99,418 on sales of $2,276,612.

During July and August 2001, our sales at Decorize.com and GuildMaster were more than $1.4 million in total. Sales at Faith Walk Designs during August, our first month of ownership, were approximately $245,000. We believe that our consolidated operating results for the three-month period ended September 30, 2001 will be within $100,000 of breakeven excluding non-cash charges for goodwill amortization and stock-based compensation.

We used $849,926 in cash for operating activities during the six-month period ended June 30, 2001. The principal operating uses of cash were the $809,149 operating loss, an increase in receivables of $140,799 and an increase in inventories of $146,793. The primary operating sources of cash were an increase in accrued expenses of $170,292 and an increase in accounts payable of $52,627.

Our investing activities during the six-month period ended June 30, 2001 used $99,061 in cash. This amount included a $69,537 increase in other receivables ($39,537 for payment of expenses associated with the merger of Guidelocator.com, Inc. and Decorate, Inc. and a $30,000 advance to Faith Walk Designs). Another $29,824 was applied to the acquisition of property and equipment. The largest investment that we made during the time period, the $2.5 million acquisition of GuildMaster, was financed on a non-cash basis through the issuance of common stock and a promissory note. We also assumed the existing debt of GuildMaster.

During the six-month period ended June 30, 2001, our financing activities generated $481,202 of cash. The two largest components were:

         - $330,000 in proceeds from receivables for the prior issuance of common stock.

         - $152,770 from the issuance of common stock during the period ($230,000 cash received less $77,230 of financing expenses).

Our cash and cash equivalents balance declined by $467,785 from $556,965 on December 31, 2000 to $89,180 on June 30, 2001. As of September 14, 2001, our cash and cash equivalents balance was $241,766.

On July 31, 2001, we acquired Faith Walk Designs for a total consideration of $1,010,000. The components of this consideration were a promissory note of approximately $216,000, a cash payment of approximately $284,000, and 161,443 shares of our common stock valued at $510,000 ($3.159 per share).

As a result of our GuildMaster and Faith Walk Designs acquisitions, we have incurred the following debt:

         -        $925,000 promissory note due on June 15, 2002 to James K.
                  Parsons, our Executive Vice President and Director

         - $375,000 promissory note due on June 15, 2002 to Jon T. Baker, our President, Chief Executive Officer and Director.

         - $215,744 promissory note due on July 31, 2002 to John Michael Sandel and Kitty Sandel. Mr. Sandel is Vice President and Director of our company.

         -        $180,000 demand loan due to an unaffiliated stockholder.

Our plan is to finance the payment of the notes and loan related to the acquisition of GuildMaster and Faith Walk Designs through the private placement described above in Item 5. Market for Common Equity and Related Stockholder Matters of this Form 10-KSB. However, if we are for any reason unable to re-finance these debts in this manner, we would expect to extend the due dates of the debts because the holders are all major stockholders, and, except in one case, officers and directors of our company.

As of June 30, 2001, our working capital was $2,063,971. This amount was comprised of current assets of $2,868,987 and current liabilities of $805,016.

On August 16, 2001, we borrowed $150,000 for 90 days from a commercial bank for working capital requirements. This loan has been guaranteed by one of our officers, Jon T. Baker.

We anticipate that additional working capital will be required to finance the growth of our business. In particular, we require cash to fund the purchase of products for shipment to customers. We believe that these working capital requirements can be met through our ongoing relationship with an asset-based lender that has provided similar funding to GuildMaster for several years in the form of factored accounts receivable.

Assuming a reasonable recovery from the current decline in economic activity, we anticipate that we will be profitable on a consolidated basis (excluding non-cash charges for goodwill amortization and stock-based compensation) during the current fiscal year which will end on June 30, 2002. We believe that additional equity financing will be needed to meet the capital requirements associated with our internal growth objectives. The private placement that we have undertaken is intended to meet those capital requirements as well as to retire the debt we have incurred in the acquisition of GuildMaster and Faith Walk Designs. There is no assurance that such financing will be available on the terms that we have offered.

Nevertheless, we believe that we can fund our ongoing business at existing levels of operation through the working capital funding sources that are available to us. Without additional equity financing, we would have to limit our internal and external growth objectives.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Financial Statements are incorporated by reference and attached as an exhibit commencing at Page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

By letter dated July 31, 2001, Decorize, Inc. (the "Company") received notice from its independent accountant, Malone & Bailey PLLC (the "Former Accountant") that the client-auditor relationship between the Company and the Accountant has ceased. During the Company's first fiscal year (July 14, 1999 - June 30, 2000) and any subsequent interim period preceding such resignation, the Company had no disagreement with its Former Accountant on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of disagreement. The Former Accountant previously issued a report dated July 10, 2000 on the financial statements of the Company as of and for the year ended June 30, 2000. The report did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle.

The Company has engaged the firm of Kirkpatrick, Phillips & Miller, Certified Public Accountants, a Professional Corporation, as its new independent accounting firm.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Name                     Age         Position
----                     ---         --------
Jon Baker                48          Chairman of the Board, President and CEO
James K. Parsons         52          Director and Executive Vice President
Timothy M. Dorgan        48          Director
Fabian Garcia            41          Director
Kevin Bohren             43          Director
J. Michael Sandel        49          Director and Vice President
Brent Olson              32          Vice President-Finance, CFO and Treasurer
J. Kent Martin           34          Vice President-Sales and Marketing
David A. Orwick          41          Vice President of Operations
Gaylen Ball              49          Secretary and Director of Human Resources


Mr. Baker was elected Chairman of the Board of the Registrant on June 29, 2001, and appointed President and Chief Executive Officer on the same day. Mr. Baker co-founded Decorate, Inc. (f/k/a Decorize.com) in March 2000. From July 1997 to May 2000, Mr. Baker served as Managing Partner of GuildMaster, Inc., a home furnishings manufacturer located in Missouri, now a wholly owned subsidiary of the Registrant, and for which Mr. Baker serves as Chairman of the Board, President and Treasurer. From October 1992 to June 2000, Mr. Baker owned and operated Baker McCormick Group, Inc., a national leadership consulting and training company with clients ranging from Sprint to Anheuser Busch, Inc. Previously, Mr. Baker served as President and Chief Operating Officer of Noble Communications, a marketing communications company. He also served as Division Chairman for Earle, Palmer, Brown, a marketing services firm. Mr. Baker began his career in marketing with Procter and Gamble. He has been responsible for building brands for Stouffers, B.F. Goodrich, Tyson Foods, and Ralston Purina. Mr. Baker graduated from Kent State University with a degree in Advertising.

Mr. Parsons was elected a Director and appointed Executive Vice President of the Registrant on June 29, 2001. Mr. Parsons co-founded Decorate, Inc. (f/k/a Decorize.com). From 1983 to the present, Mr. Parsons has served as President of GuildMaster, Inc., a home furnishings manufacturer in Missouri which he founded and co-owned, and which is now a wholly-owned subsidiary of the Registrant. GuildMaster, Inc. has been recognized as a design leader in the industry and has created such successful brands as the Arnold Palmer Home Collection, Tin Revival and America Country West. Previously, Mr. Parsons founded and owned a collection of home furnishings-related businesses in Springfield, MO and a design studio in Kansas City, MO. Mr. Parsons graduated from Evangel University with a bachelor of science degree.

Mr. Dorgan was elected as a Director of the Registrant on June 29, 2001. Since May 2000, Mr. Dorgan has served as President of TMD Consulting, a firm specializing in e-commerce and nurturing emerging, new economy businesses. From May 1999 to May 2000, Mr. Dorgan served as Senior Vice President E-commerce of Follett Higher Education Group, a privately-held company whose core business is the management of 630 college bookstores. From January 1995 to May 1999, Mr. Dorgan served as Executive Vice President Product Management and Marketing of Peapod, Inc., an online grocery shopping and delivery service company. Mr. Dorgan also served as President of Ketchum Advertising - Chicago, a worldwide marketing services firm, and President of Noble & Associates - Chicago, an integrated marketing service company that focused on the food category. Mr. Dorgan earned a BS degree from the University of Illinois.

Mr. Garcia was elected as a Director of the Registrant on June 29, 2001. From August 1996 to the present, Mr. Garcia has served as President of Chanel Asia Pacific, managing the most important sources of income for the high-end French brand. Mr. Garcia has managed the total Chanel business in Asia Pacific, including high end fashion, fine jewelry and watches, fragrances and cosmetics. From January 1994 to May 1996, Mr. Garcia served as Vice President and General Manager of Max Factor-Japan. From 1989 to 1994, he served as Managing Director for Procter & Gamble in Venezuela. Mr. Garcia completed his Chemical Engineering studies in Venezuela. Mr. Garcia lives in Singapore.

Mr. Bohren was elected as a Director of the Registrant on June 29, 2001. Since December 2000, Mr. Bohren has served as Vice President, Business Development and Communications with RLX Technologies. From January 1997 to October 1998, Mr. Bohren served as President and Chief Executive Officer of Traveling Software Company. Mr. Bohren worked with Compaq Computer Corp. for 14 years until January 1997, serving in various capacities including Vice President and General Manager of the Commercial Desktop Division, Vice President for Consumer Product Marketing, and Vice President for Systems Marketing. While there, he successfully launched the Presario(TM), Compaq's first consumer desktop brand. Since 1996, Mr. Bohren has served as President and Chief Executive Officer of LapLink.com, a remote communications software company. He serves on the Board of Directors for ReplyTV, a digital video recorder and service; the Tomorrow Factory, a start-up e-commerce infrastructure company; and Amerson Music Ministries. Mr. Bohren earned a BA degree from the University of Minnesota.

Mr. Sandel was appointed Vice President and Director of the Registrant as of July 31, 2001 in conjunction with the Company's acquisition of Faith Walk Designs, Inc., of which he was a co-owner. Mr. Sandel and his wife, Kitty Sandel, founded Faith Walk Designs in 1985 to focus on upscale hand-painted furniture. In 1997, the Sandel's opened a retail outlet related to Faith Walk Designs under the name Odds & Ends, L.P., the assets of which were contributed to Faith Walk in July 2001. Mr. Sandel studied for two years at the University of Houston working toward an arts degree. Subsequently, as an artist and designer, he opened and operated a retail store focused on the floral category of furnishings which was owned by the Sandel's for approximately five years and operated under the name of Golden Mushroom.

Mr. Olson was appointed Vice President of Finance, Chief Financial Officer and Treasurer of the Registrant on June 29, 2001. From January 2001 to the present, Mr. Olson held similar positions with Decorate, Inc. (f/k/a Decorize.com). From

June 1995 to January 2001, Mr. Olson worked for John Q. Hammons Hotels, Inc., an owner and operator of 53 hotel properties nationwide. While there he served as Auditor, Accountant and finally, Corporate Accounting Manager. Mr. Olson earned a BS in Accounting from Southwest Missouri State University.

Mr. Martin was appointed Vice President of Sales and Merchandising for the Registrant on June 29, 2001. From December 2000 to the present, Mr. Martin held similar positions with Decorate, Inc. (f/k/a Decorize.com). From May 1991 to November 2000, he was a manufacturer's representative for The Motioncraft and Precedent divisions of Sherrill Furniture Co. Mr. Martin has been a sales representative for Gabberts Furniture in Dallas, Texas and worked as merchandise manager for Ballengers Furniture in Oklahoma City, Oklahoma. Mr. Martin attended Oklahoma State University.

Mr. Orwick was appointed Vice President of Operations of the Registrant on June 29, 2001 and held a similar position with Decorate, Inc. (f/k/a Decorize.com) and has been functioning in that capacity since its inception. From March 1995 to March 2000, Mr. Orwick served in the positions of Product Manager, Marketing Manager and Senior Product Manager of Ameritech, an Illinois company specializing in data communications. Mr. Orwick earned a BS degree in Engineering and Math from Regis University in Denver, Colorado, and earned an MBA Finance degree from Illinois Benedictine College.

Ms. Ball was appointed Corporate Secretary and Director of Human Resources of the Registrant on June 29, 2001 and has served as Office Manager of Decorate, Inc. (f/k/a Decorize.com) from its inception. From 1982 to March 2000, Ms. Ball worked for Noble Communications Co. serving as Data Processing Manager for the research division, Director of MIS, and Director of Human Resources.

Each of the Company's principal officers is elected by and serves at the pleasure of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Ruth E. Shepley was the Chief Executive Officer and the sole officer of Guidelocator.com, Inc. from inception in July 1999 until June 29, 2001. In July 1999, Ms. Shepley received 1,500,000 shares of our common stock for services rendered which were valued at $1,500. Ms. Shepley did not receive any other compensation during her tenure as CEO of Guidelocator. Ms. Shepley returned 1,150,000 of the common shares to us on June 29, 2001 in conjunction with the transaction in which Guidelocator acquired Decorate, Inc. as described in Item 1 of this Form 10-KSB.

The following table sets forth certain information regarding the compensation paid during the two fiscal years ended June 30, 2001 and 2000 to our CEO and to each of our officers whose total annual salary and bonus was or is anticipated to be in excess of $100,000 during the current fiscal year, and the stock options granted to these officers during the two fiscal years ended June 30, 2001 and 2000.

                                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                                              Awards
                                                                                  --------------------------------
Name and                                          Annual Compensation               Restricted       Securities
                                        ----------------------------------------      Stock          Underlying
Principal Position              Year*        Salary         Bonus        Other         Awards          Options
--------------------------  ---------   -------------  ------------  -----------  ---------------  ---------------
Jon T. Baker (a)                2001        $133,829            $0           $0          $0                  0
CEO and Director                2000         $83,769            $0           $0          $0                  0

James K. Parsons (b)            2001         $75,000            $0           $0          $0                  0
EVP and Director                2000         $37,500            $0           $0          $0                  0

J. Michael Sandel (c)           2001        $122,304            $0           $0          $0                  0
V.P. and Director               2000        $127,400            $0           $0          $0                  0

J. Kent Martin (d)              2001         $72,367       $10,000           $0          $0            133,134
V.P., Sales/Marketing           2000              $0            $0           $0          $0                  0

*Fiscal years ending June 30, 2001 and 2000.

(a) Data for Jon T. Baker include compensation paid by GuildMaster, Inc., which was acquired on June 18, 2001, from July 1, 1999 to March 5, 2000 and by Decorize, Inc. thereafter. We have an agreement with Mr. Baker to defer $40,000 of his $160,000 annual salary from January 1, 2001 to December 31, 2001, which is to be paid in January 2002. As of June 30, 2001, we have accrued $20,000 for this deferred compensation and that amount has been included in the fiscal 2001 salary shown for Mr. Baker.

(b) Data for James K. Parsons represent compensation paid by GuildMaster, Inc., which was acquired on June 18, 2001. Mr. Parson's annual salary is currently $140,000.

(c) Data for J. Michael Sandel represent compensation paid by Faith Walk Designs, Inc. and Odd & Ends, L.P., which were acquired on July 31, 2001. Mr. Sandel's annual salary is currently $110,000.

(d) The stock options granted to J. Kent Martin include 26,625 awarded in February 2001 and 106,509 granted under the 1999 Stock Option Plan on June 29, 2001. Mr. Martin's annual salary is currently $100,000. He was paid a $10,000 signing bonus as of his date of hire.


There were individual grants of stock options to officers and employees during the fiscal year ended June 30, 2001 under two programs: (1) the option program of Decorize.com, L.L.C., and (2) our 1999 Stock Option Plan. We have never granted stock appreciation rights (SAR's) to any officer, director or employee. Only one of our named executive officers as listed in the Summary Compensation Table above was granted stock options, as is set forth in the following table.

                                            OPTIONS GRANTS IN LAST FISCAL YEAR
                                                     INDIVIDUAL GRANTS


                                                                      Percent of
                                               Number of             Total Options
                                               Securities             Granted to            Exercise
                                               Underlying              Employees             Price           Expiration
J. Kent Martin                               Option Granted         In Fiscal Year         Per Share            Date
---------------------------------------   ---------------------  ----------------------  ---------------  ------------------
Decorize.com L.L.C. Options (a)                  26,625                  24.2%               $0.00376             N/A

1999 Stock Option Plan                          106,509                  30.9%                  $1.13       June 28, 2008

(a) A total of 109,864 Options were granted to officers and employees in February 2001.



One of our named executive officers exercised options during and had options outstanding at the end of our last fiscal year ended June 30, 2001, as set forth in the following table.

                                       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAR-END OPTION VALUES


                                                                              Number of
                                         Number of                           Securities                   Value of
                                          Shares                             Underlying                  Unexercised
                                         Acquired          Value         Unexercised Options         In-the-Money Options
J. Martin                               On Exercise      Realized        At Fiscal Year-End          At Fiscal Year-End
-----------------------------------   ----------------  ------------  --------------------------  --------------------------
Decorize.com L.L.C. Options               26,625          $9,900                None                         N/A

1999 Stock Option Plan (a)                                                     106,509                       N/A

(a) None of the 1999 Stock Option Plan options were exercisable as of June 30, 2001 nor were any of the options "in-the-money" as of June 30, 2001.


Compensation of Directors

No director is specially compensated for the performance of duties in that capacity or for his/her attendance at Board of Directors meetings or Board Committee meetings, but directors are reimbursed for their directly related expenses for such meetings.

Employment Contracts
--------------------

We have employment contracts with three of our executive officers: Jon T. Baker, James K. Parsons and J. Michael Sandel.

Mr. Baker's employment contract, dated June 15, 2001, has a term of three years and a base annual salary of $160,000. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. The agreement contains an equity compensation provision under which Mr. Baker can earn an equity compensation bonus at the second anniversary of the agreement based on the profitability of GuildMaster, Inc. as set forth on the table below. The contract also includes a two-year covenant-not-to-compete clause in the event Mr. Baker voluntarily terminates his employment with us.

Mr. Parsons' employment contract, dated June 15, 2001, has a term of three years and a base annual salary of $140,000. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. The agreement contains an equity compensation provision under which Mr. Parsons can earn an equity compensation bonus at the second anniversary of the agreement based on the profitability of GuildMaster, Inc. as set forth on the table below. The contract also includes a two-year covenant-not-to-compete clause in the event Mr. Parsons voluntarily terminates his employment with us.

The equity compensation bonus provisions of Mr. Baker and Mr. Parsons' employment contracts establish the market value of bonus shares of our common stock that are to be issued to each executive based on the cumulative pre-tax profits of GuildMaster, Inc. during the two-year period subsequent to June 15, 2001. The cumulative profit levels and the market value of the bonus shares are shown on the following table.

                             EQUITY BONUS PROVISION
                     BAKER AND PARSONS EMPLOYMENT CONTRACTS


                                                  Market Value of
          Cumulative Pre-Tax Profits              Bonus Shares for
          of GuildMaster, Inc. (a)                 Each Executive
       -------------------------------         ----------------------
             Less than $700,000                          $0
             $700,000 - $899,999                      $100,000
             $900,000 - $1,099,999                    $150,000
             $1,100,000 or More                       $250,000


         (a) Cumulative pre-tax profits from the acquisition date of GuildMaster, Inc., which was June 18, 2001, through the Determination Date, which is June 15, 2003.


Mr. Sandel's employment contract, dated July 31, 2001, has a term of four years and a base annual salary of $110,000. Bonuses, if any, are to be paid at the sole discretion of our Board of Directors. The agreement contains an equity compensation provision under which Mr. Sandel can earn an equity compensation bonus at the second anniversary of the agreement based on the profitability of Faith Walk Designs, Inc. as set forth on the table below. The contract also includes a two-year covenant-not-to-compete clause in the event Mr. Sandel voluntarily terminates his employment with us.

                             EQUITY BONUS PROVISION
                           SANDEL EMPLOYMENT CONTRACT


      Cumulative Pre-Tax Profits                      Market Value of
      of Faith Walk Designs, Inc. (a)                   Bonus Shares
      --------------------------------              ------------------
          Less than $400,000                             $      0
          $400,000 - $499,999                            $ 50,000
          $500,000 - $699,999                            $ 85,000
          $700,000 or More                               $125,000


       (a) Cumulative pre-tax profits from the acquisition date of Faith Walk Designs, Inc., which was July 31, 2001, through the Determination Date, which is July 31, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This table describes the ownership of our outstanding common stock as of September 25, 2001 by: (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the Company's outstanding common stock; and (iii) all of our officers and directors as a group:


Name and Address                                                   Percent of
of Beneficial Owner (1)                 Amount Owned                Class (2)
-----------------------                 ------------                ---------

Jon T. Baker                              2,380,041                   23.42%
211 S. Union Street, Suite F
Springfield, MO  65802

James K. Parsons                          2,943,420                   28.97%
211 S. Union Street, Suite F
Springfield, MO  65802

Kevin Bohren                                321,908                    3.17%
P.O. Box 6632
Avon, CO  81620

Timothy M. Dorgan                            35,768                    0.35%
350 May Avenue
Glen Ellyn, IL  60137

Fabian Garcia                               143,070                    1.41%
8 A Camden Park
Singapore 299799

J. Michael Sandel                           161,443                    1.59%
10825 Barley Lane, Suite D
Houston, TX 77070

Brent Olson                                   6,122                     *
211 S. Union Street, Suite F
Springfield, MO  65802

Gaylen Ball                                   5,061                     *
211 S. Union Street, Suite F
Springfield, MO  65802

J. Kent Martin                               30,625                    0.30%
211 S. Union Street, Suite F
Springfield, MO  65802

David A. Orwick                              58,051                    0.57%
211 S. Union Street, Suite F
Springfield, MO  65802

All Executive Officers and
  Directors as a group (9 persons)        6,085,509                   59.89%
--------------
* less than 1/10th of 1 percent

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power. Any securities held in the name of and under the voting and investment authority of a spouse of an executive officer or director have been excluded.

(2)      Based upon 10,161,443 shares issued and outstanding.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

On July 14, 1999, Guidelocator.com, Inc. issued a $10,000 promissory note to Ruth E. Shepley, our sole officer and director at the time. The note carried an interest rate of 10%, was due on August 30, 2001, and required repayment upon a change of control of Guidelocator. This note was subsequently repaid.

In July 1999, we issued Ruth E. Shepley 1,500,000 shares of our common stock for services rendered which were valued at $1,500. Ms. Shepley returned 1,150,000 of these shares to us pursuant to the June 29, 2001 Guidelocator acquisition of Decorate, Inc., as described in Item 1 of this 10-KSB. Prior to June 29, 2001, our office was located in a building owned by Ms. Shepley. We did not pay rent for the office and did not enter into a lease for the office space.

Our acquisition of GuildMaster, Inc. effective June 18, 2001, as described in
Item 1 of this 10-KSB, involved two of our executive officers (Jon T. Baker and James K. Parsons) and the wife of James K. Parsons (Ellen L Parsons) who as a group owned all of the issued and outstanding common stock of GuildMaster. Pursuant to this transaction, we issued stock to these three individuals and issued a $375,000 promissory note to Mr. Baker and a $925,000 promissory note to Mr. Parsons, also as described in Item 1 of this 10-KSB.

Through a private offering of stock, we sold 876,000 of our common stock to twelve accredited investors for $700,000 on June 29, 2001, as described in Item 1 of this 10-KSB. As of June 29, 2001, we had received $230,000 of the proceeds of this sale. The remaining $470,000 was received in July 2001 and is included in other receivables on our consolidated balance sheet as of June 30, 2001.

A stockholder of the company owed us $39,537 as of June 30, 2001 for expenses which we paid related to the merger of Guidelocator.com, Inc. and Decorate, Inc. This amount was included in other receivables on our consolidated balance sheet as of June 30, 2001 and has subsequently been received from the stockholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------
The following is a list and index of Exhibits required by Item 601 of Regulation S-B along with a statement as to the location of the Exhibit if incorporated by reference:

                                  Exhibit Index


Exhibit
Number                     Document Name and Location
-------       -----------------------------------------------------------------
              PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1* Agreement and Plan Of Merger between Decorate, Inc. and Decorize.com, L.L.C. dated June 18, 2001.

2.2* Agreement and Plan of Merger by and among Decorate, Inc., JB Express, Inc., GuildMaster, Inc., James K. Parsons, Ellen L. Parsons and Jon T. Baker dated May 15, 2001.

2.3(a) Securities Exchange Agreement between Guidelocator.com, Inc. and the shareholders of Decorate, Inc. dated June 29, 2001.

2.4(a)        Certificate of Merger, State of Delaware, filed July 5, 2001.

2.5(a)        Articles of Merger, State of Texas, filed July 6, 2001.

2.6(c) Agreement and Plan of Merger by and among Decorize, Inc., Step of Faith, Inc., Faith Walk Designs, Inc., John Michael Sandel and Kitty Sandel dated July 31, 2001.

2.7(c) Letter Agreement between John Michael Sandel, Kitty Sandel and Decorize, Inc. dated July 31, 2001.

2.8(c) Letter Agreement #2 between John Michael Sandel, Kitty Sandel and Decorize, Inc. dated July 31, 2001.

2.9* Certificate of Ownership and Merger merging Decorate, Inc. into Decorize, Inc., State of Delaware, dated July 23, 2001.

2.10* Articles of Merger for merging Decorate, Inc. into Decorize, Inc., State of Missouri, filed August 6, 2001.

              ARTICLES OF INCORPORATION AND BY-LAWS

3.1* Certificate of Incorporation of Decorize, Inc., State of Delaware, filed June 27, 2001.

3.2*          By-Laws of Decorize, Inc., State of Delaware, filed June 27, 2001.

              INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS

4.1*          Form of Decorize, Inc. Stock Certificate

              MATERIAL CONTRACTS

10.1*         Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon
              T. Baker.

10.2* Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons.

10.3* Employment agreement between Decorate, Inc. and Jon T. Baker dated June 15, 2001.

10.4* Employment agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001.

10.5(c) Promissory Note dated July 31, 2001 between Decorize, Inc. and John Michael Sandel and Kitty Sandel.

10.6(c) Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001.

10.7(c)       Form of $2.00 Warrant expiring June 30, 2003.

10.8(d)       Decorize, Inc. 1999 Stock Option Plan

10.9*         Form of Employee Incentive Stock Option Notice and Agreement

10.10* Lease Agreement between Decorize.com, L.L.C. and 211 Union, LLC dated April 10, 2000 for Unit "F" at 211 Union Street, Springfield, Missouri

10.11* Lease Agreement between Decorize.com, L.L.C. and 211 Union, LLC dated November 9, 2000 for Unit "H" at 211 Union Street, Springfield, Missouri

10.12* Loan Agreement between Decorize, Inc. and Liberty Bank dated August 16, 2001.

10.13* Factoring Contract and Security Agreement between First Factors Corporation and GuildMaster, Inc. dated June 25, 1998.

10.14*        Subordination Agreement by and between GuildMaster, Inc., James K.
              Parsons, and First Factors Corporation dated June 25, 1998.

10.15*        Subordination Agreement by and between GuildMaster, Inc., James K.
              Parsons, and GE Capital Commercial Services, Inc. dated April 17, 2000.

10.16*        Lease Agreement between C. R. Wehr, Jr. and GuildMaster, Inc.
              dated December 1, 1996 for land and commercial structure at 2655 North Airport Commerce Avenue, Springfield, Missouri.

10.17* Lease dated June 23, 1997 between Phoenix Home Life Mutual Insurance Company and GuildMaster, Inc. for furniture showroom space in High Point, North Carolina.

10.18* Sublease agreement dated June 9, 1998 between Southern Accessories Today, Inc. and GuildMaster, Inc. for showroom space in the Atlanta Merchandise Mart, Atlanta, Georgia.

10.19* Note and security agreements by and among GuildMaster, Inc., Sac River Valley Bank and the U.S. Small Business Administration dated August 13, 1996.

10.20* Loan agreement between GuildMaster, Inc. and Liberty Bank dated May 26, 2001.

10.21* Lease Agreement between Shepherd Turk, Inc. and Faith Walk Designs, Inc. dated April 1, 2001 for office and warehouse space at 10825 Bareley Lane, Suite "D", Houston, Texas.

10.22* Lease Agreement between Ed & Robin Charlesworth and John Michael Sandel dated August 11, 1997 for retail store space at 10609 Grant, Houston, Texas.

10.23* Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated June 19, 2000.

10.24* Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated February 22, 2000.

10.25* Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated December 1, 2000.

10.26* Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated September 24, 1999.

10.27* Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated November 16, 2000.

10.28* Lease Agreement between Faith Walk Designs, Inc. and Republic Leasing Company dated May 18, 1998.

10.29* Equipment Lease between Faith Walk Designs, Inc. and Monex Leasing dated January 29, 1998.

              LETTERS ON CHANGES IN CERTIFYING ACCOUNTANT

16.1(b) Letter dated July 31, 2001 from Malone & Bailey PLLC to Decorize, Inc. regarding resignation of certifying accountants.

16.2(b) Letter dated July 31, 2001 from Malone & Bailey PLLC regarding agreement with Item 4 of Report on Form 8-K filed on August 1, 2001.

              SUBSIDIARIES OF THE REGISTRANT

N/A           GuildMaster, Inc., a Missouri Corporation

N/A           Faith Walk Designs, Inc., a Missouri Corporation

------------------------------------------
Footnotes

 *   Filed herewith.

(a)  Filed as an exhibit to Report on Form 8-K filed July 16, 2001.

(b)  Filed as an exhibit to Report on Form 8-K filed on August 1, 2001.

(c)  Filed as an exhibit to Report on Form 8-K filed on August 15, 2001.

(d) Filed by Guidelocator.com, Inc. as an exhibit to registration statement SB-2 filed September 29, 1999 (SEC File No. 000-88083).


Reports on Form 8-K
-------------------

1. A Current Report on Form 8-K was filed on July 16, 2001 to report (1) a change of control of the Registrant and (2) the acquisition of all of the issued and outstanding shares of Decorate, Inc. by the Registrant through the issuance of 7.7 million new shares of common stock.

2. A Current Report on Form 8-K/A was filed on July 24, 2001 to (1) amend the July 16, 2001 filing, (2) report the private sale of 876,000 shares of common stock for an aggregate of $700,000 to 12 accredited investors, (3) report the issuance of seven-year stock options to purchase 344,823 shares of common stock to key employees, and (4) include financial statement and other exhibits.

3. A Current Report on Form 8-K was filed on August 1, 2001 to report changes in the Registrant's certifying accountant.

4. A Current Report on Form 8-K was filed on August 15, 2001 to report (1) the acquisition of Faith Walk Designs, Inc., a Texas corporation, and (2) the authorization by the Decorize, Inc. board of directors of the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com L.L.C.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 28, 2001               DECORIZE, INC.



                                        By:   /s/ Jon T. Baker
                                        ------------------------------------
                                        Jon T. Baker
                                        President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                   NAME AND TITLE                       DATE
    ---------                   --------------                       ----

/s/ Jon T. Baker           Jon T. Baker,  President and      September 28, 2001
----------------------     Chief Executive Officer
Jon T. Baker


/s/ James K. Parsons       James K. Parsons, Executive       September 28, 2001
----------------------     Vice President and Director
James K. Parsons


/s/ Brent Olson            Brent Olson, Vice President of    September 28, 2001
------------------         Finance, CFO and Treasurer
Brent Olson


/s/ Timothy M. Dorgan      Timothy M. Dorgan, Director       September 28, 2001
---------------------
Timothy M. Dorgan


/s/ Fabian T. Garcia       Fabian T. Garcia, Director        September 28, 2001
----------------------
Fabian T. Garcia


/s/ Kevin Bohren           Kevin Bohren, Director            September 28, 2001
------------------
Kevin Bohren


/s/ J. Michael Sandel      J. Michael Sandel, Vice           September 28, 2001
---------------------      President and Director
J. Michael Sandel

                                 Decorize, Inc.
                          Index to Financial Statements




Independent Auditor's Report------------------------------------------------F-2

Consolidated Balance Sheets for June 30, 2001 and December 31, 2000---------F-3

Consolidated Statements of Operations for the six months ended
  June 30, 2001, for the period March 6, 2000 to June 30, 2000, and for the period March 6, 2000 to December 31, 2000---------------------F-4

Consolidated Statements of Changes in Stockholders' Equity Since
  Inception-----------------------------------------------------------------F-5

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001, for the period March 6, 2000 to June 30, 2000, and for the period March 6, 2000 to December 31, 2000---------------------F-6

Notes to Financial Statements-----------------------------------------------F-7

                          INDEPENDENT AUDITORS' REPORT
                        - - - - - - - - - - - - - - - - -


To the Board of Directors and Stockholders
Decorize, Inc. (Successor to Guidelocator.com, Inc.) and Subsidiary Springfield, Missouri


We have audited the accompanying consolidated balance sheets of Decorize, Inc. and Subsidiary as of June 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. and Subsidiary as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkpatrick, Phillips & Miller

September 7, 2001
Springfield, Missouri

                       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 2001               December 31, 2000
                                                                        -------------               -----------------
                                                                          (Audited)                      (Audited)
ASSETS:
Current assets:
    Cash and cash equivalents                                               $    89,180                 $   556,965
    Receivables:
      Trade, less allowance for doubtful
         accounts of $7,000 at June 30, 2001                                    601,753                      22,970
      Other                                                                     539,537                           -
    Inventories                                                               1,433,110                      61,055
    Inventory deposits                                                          125,650                      71,432
    Deferred tax benefits                                                         9,000                           -
    Prepaid expenses and other                                                   70,757                      52,053
                                                                            -----------                 -----------
      Total current assets                                                    2,868,987                     764,475

    Property and equipment, net                                                 268,058                     143,169
    Goodwill                                                                  2,125,949                           -
    Deferred tax benefits                                                        23,700                           -
    Other assets                                                                  2,600                       1,960
                                                                            -----------                 -----------
        Total assets                                                        $ 5,289,294                 $   909,604
                                                                            ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion long-term debt                                             $ 24,328                         $ -
    Obligation under capital lease                                                3,400                       2,900
    Accounts payable                                                            180,446                      86,679
    Accrued expenses                                                            328,682                      35,710
    Other current liabilities                                                   268,160                           -
                                                                            -----------                 -----------
      Total current liabilities                                                 805,016                     125,289

Long-term debt                                                                  135,044                           -

Noncurrent obligation under capital lease                                         3,128                       5,196

Notes payable to stockholders                                                 1,300,000                           -
                                                                            -----------                 -----------
      Total liabilities                                                       2,243,188                     125,289
                                                                            -----------                 -----------

Commitments and contingencies                                                         -                           -

Stockholders' equity:

    Preferred stock, $.001 par value; 2,000,000 shares
      authorized, none issued                                                         -                           -

    Common stock, $.001 par value; 10,000,000 shares
      authorized, 10,000,000 shares at June 30, 2001
      and 5,820,672 at December 31, 2000, issued and
      outstanding                                                                10,000                       5,821

    Additional paid-in capital                                                4,511,136                   1,769,179

    Accumulated deficit                                                      (1,475,030)                   (665,881)

    Receivables from stockholders for stock issuance                                 -                     (330,000)
                                                                            -----------                 -----------

      Total stockholders' equity                                              3,046,106                     779,119
                                                                            -----------                 -----------

Total liabilities and stockholders' equity                                  $ 5,289,294                 $   904,408
                                                                            ===========                 ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                           DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Period                     Period
                                                       Six Months Ended            March 6, 2000 to           March 6, 2000 to
                                                         June 30, 2001              June 30, 2000             December 31, 2000
                                                         -------------              -------------             -----------------
                                                           (Audited)                 (Unaudited)                 (Audited)
Sales                                                      $  842,274                 $        -                  $  284,307

Cost of sales                                                 585,135                          -                     220,829
                                                           ----------                 ----------                  ----------
Gross profit                                                  257,139                          -                      63,478
                                                           ----------                 ----------                  ----------

Operating expenses:
    Selling, general and administrative                       994,566                    150,501                     654,866
    Depreciation and amortization                              27,545                          -                      17,190
                                                           ----------                 ----------                  ----------
      Total operating expenses                              1,022,111                    150,501                     672,056
                                                           ----------                 ----------                  ----------

Net loss from operations                                     (764,972)                  (150,501)                   (608,578)

Other income (expense):
    Interest income                                             7,822                      5,196                      15,475
    Interest expense                                           (4,699)                         -                        (485)
    Other                                                     (80,000)                       355                     (72,293)
                                                           ----------                 ----------                  ----------
      Total other income (expense)                            (76,877)                     5,551                     (57,303)
                                                           ----------                 ----------                  ----------

Net loss before income taxes                                 (841,849)                  (144,950)                   (665,881)

Income tax benefit                                            (32,700)                        -                            -
                                                           ----------                 ----------                  ----------

Net loss                                                   $ (809,149)                $ (144,950)                 $ (665,881)
                                                           ==========                 ==========                  ==========

Basic and diluted loss
  per share                                                $    (0.13)                $    (0.02)                 $    (0.11)
                                                           ==========                 ==========                  ==========

Basic and diluted weighted-average
  shares outstanding                                        6,117,338                  5,820,672                   5,820,672
                                                           ==========                 ==========                  ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       PERIOD MARCH 6, 2000 TO DECEMBER 31, 2000 AND SIX MONTHS ENDED JUNE 30, 2001


                                                                                                        Receivables
                                                                                                           from
                                                      Common Stock                                      Stockholders
                                              --------------------------    Paid-in      Accumulated     for Stock
                                                 Shares       Par Value     Capital        Deficit        Issuance         Total
                                                 ------       ---------     -------        -------        --------         -----
Net proceeds from issuance of
  common stock                                 5,820,672      $ 5,821     $ 1,769,179    $         -    $  (330,000)    $ 1,445,000

Net loss                                               -            -              -        (665,881)            -         (665,881)
                                               ----------     --------    -----------    -----------    -----------     -----------

Balances, December 31, 2000                     5,820,672        5,821      1,769,179       (665,881)      (330,000)        779,119

Net loss                                                -            -              -       (809,149)             -        (809,149)

Exercise of stock options                         109,864          110         41,555              -              -          41,665

Collection of receivables for
  stock issuance                                        -            -              -              -        330,000         330,000

Issuance of common stock
  for acquisition of GuildMaster, Inc.          3,193,464        3,193      2,049,284              -              -       2,052,477

Net proceeds from issuance of
  common stock                                    876,000          876        651,118              -              -         651,994
                                               ----------     --------    -----------    -----------    -----------     -----------

Balances, June 30, 2001                        10,000,000     $ 10,000    $ 4,511,136    $(1,475,030)   $         -     $ 3,046,106
                                               ==========     ========    ===========    ===========    ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                            DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Period                Period
                                                               Six Months Ended      March 6, 2000 to      March 6, 2000 to
                                                                 June 30, 2001         June 30, 2000       December 31, 2000
                                                                 -------------         -------------       -----------------
                                                                   (Audited)            (Unaudited)             (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(809,149)            $(144,950)            $ (665,881)
Adjustments to reconcile net loss to cash provided
by operating activities:
     Depreciation                                                     27,756                     -                 17,190
     Common stock issued for services                                      -                     -                 50,000
     Loss on abandonment of property and equipment                         -                     -                 72,293
     Exercise of stock options                                        41,665                     -                      -
Changes in certain assets and liabilities:
     Receivables                                                    (140,799)                    -                (22,970)
     Inventories                                                    (146,793)                    -                (61,055)
     Prepaid expenses and other                                      (12,825)              (50,311)              (125,445)
     Deferred tax benefits                                           (32,700)                    -                      -
     Accounts payable                                                 52,627                     -                 86,679
     Accrued expenses                                                170,292                10,583                 35,710
                                                                   ---------             ---------             ----------
        Net cash used in operating activities                       (849,926)             (184,678)              (613,479)
                                                                   ---------             ---------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                           (29,824)             (103,240)              (222,448)
     Other receivables                                               (69,537)                    -                      -
     Acquisition of GuildMaster, Inc., net of cash                       300                     -                      -
                                                                   ---------             ---------             ----------
        Net cash used in investing activities                        (99,061)             (103,240)              (222,448)
                                                                   ---------             ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligation                (1,568)                    -                 (2,108)
     Proceeds from receivables  for issuance of
       common stock                                                  330,000                     -                      -
     Issuance of common stock, net of related expenses               152,770               669,777              1,395,000
                                                                   ---------             ---------             ----------
        Net cash from financing activities                           481,202               669,777              1,392,892
                                                                   ---------             ---------             ----------
        Net increase (decrease) in cash and cash equivalents        (467,785)              381,859                556,965

CASH AND CASH EQUIVALENTS, beginning of period                       556,965                     -                      -
                                                                   ---------             ---------             ----------
CASH AND CASH EQUIVALENTS, end of period                           $  89,180             $ 381,859             $  556,965
                                                                   =========             =========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                             $   4,699             $       -             $      485
                                                                   =========             =========             ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period March 6, 2000 to December 31, 2000, the Company entered into a capital lease for a phone system. The Company recorded the phone system and corresponding lease obligation at its market value of $10,204. The Company issued common stock in exchange for $50,000 of services during the same period.
The Company acquired GuildMaster, Inc. on June 18, 2001. See Note 2 for details of that transaction. On June 29, 2001 the Company issued 876,000 shares of common stock for $230,000 and a receivable of $470,000 (See Note 14).

               The accompanying notes are an integral part of the
                       consolidated financial statements.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Nature of business - The Company is a manufacturer and wholesaler of imported home furnishings and home accent items. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Decorate, Inc. and Decorate, Inc.'s wholly-owned subsidiary, GuildMaster, Inc.

       Principles of consolidation - The Company is a holding company whose assets consist of its investment in its subsidiary. The business of the consolidated group is conducted through Decorate, Inc. and GuildMaster, Inc. The results of companies acquired are included in the consolidated financial statements from the effective date of acquisition (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

       Inventories - Inventories have been valued at the lower of cost or market, as determined by the first-in first-out (FIFO) method.

       Property and equipment and related depreciation - Property and equipment has been stated at cost less accumulated depreciation. As required by SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalized $155,586 of computer technology developed or obtained for internal use. Depreciation has been computed by applying the straight-line method over the following estimated lives:

                        Category                        Estimated Life
                ---------------------------           -----------------
                Automobiles                                   5 years
                Warehouse and production equipment            7 years
                Developed technology                          3 years
                Office and computer equipment               3-7 years
                Leasehold improvements                    10-20 years

       Goodwill - Goodwill has been recorded by the Company in connection with the acquisition of the net assets of GuildMaster, Inc., which is discussed further in Note (2). Goodwill, which represents the excess of the purchase price over the estimated market value of net assets acquired, is being amortized on a straight-line basis over fifteen years. Amortization expense was not charged to operations for the period from the merger date to June 30, 2001, because the amount was not material to the consolidated financial statements.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       Income taxes - Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

       As discussed in Note 2, Decorate, Inc. merged with Decorize.com, L.L.C. on June 18, 2001. Because Decorize.com, L.L.C. operated as a limited liability company, any net losses incurred between March 6, 2000 and June 18, 2001 will be passed through to each member of the limited liability company with no income tax benefit resulting to the Company.

       Accounting  estimates - Management  uses  estimates  and  assumptions  in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

       Consolidated statements of cash flows - For purposes of the Consolidated Statements of Cash Flows, cash equivalents include money market funds and all highly liquid debt instruments with maturities of three months or less at the date of their acquisition.

       Advertising costs - The Company expenses non-direct response advertising costs as they are incurred.

       Fair value of financial instruments - The carrying amounts of the Company's financial instruments approximate fair value.

       Loss per share - Basic loss per share excludes dilution and is computed by dividing net loss available to stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or resulted in the issuance of shares that would share in the losses of the Company. Dilutive potential shares are added to weighted-average shares used to compute basic loss per share.

       Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       New accounting standards - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. The nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning with the fiscal years starting after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company believes that the adoption of SFAS No. 141 and 142 will have an impact on the results of operations and the financial condition of the Company. The significance of the impact has not been determined.

(2)    MERGERS AND ACQUISITION
       -----------------------

       Far East Direct, L.L.C., a Missouri limited liability company was formed on February 7, 2000. This company began operating on March 6, 2000. On March 29, 2000, Far East Direct, L.L.C. changed its name to Decorize.com, L.L.C. On March 28, 2001, Decorate, Inc. was incorporated as a Missouri corporation for the purpose of changing the legal form of Decorize.com, L.L.C. Decorize.com, L.L.C. was merged into Decorate, Inc. on June 18, 2001. Since the two entities were owned by the same individuals, the merger was accounted for as a recapitalization of Decorize.com, L.L.C.

       Decorate, Inc. was acquired on June 29, 2001, by Guidelocator.com, Inc. (Guidelocator), a Texas corporation. Guidelocator is a publicly held company that had minimal operations. Guidelocator issued 7,700,000 shares (77% of the total outstanding shares after the acquisition) of its common stock in exchange for all of the outstanding shares of Decorate, Inc. common stock. After the acquisition, the shareholders of Decorate, Inc. held the majority of the outstanding common stock of Guidelocator. Because of this, Decorate, Inc. is considered the acquiring company for accounting purposes and the acquisition was accounted for as a recapitalization of Decorate, Inc.

       On July 6, 2001, Guidelocator merged into Decorize, Inc., a Delaware corporation and wholly-owned subsidiary of Guidelocator formed solely for that purpose. Because this merger occurred after June 30, 2001, stockholders' equity reflected in the consolidated balance sheets and the consolidated statements of changes in stockholders' equity is that of Guidelocator.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    MERGERS AND ACQUISITION (CONTINUED)
       -----------------------------------

       At the same time Decorate, Inc. was incorporated, a wholly-owned subsidiary of Decorate, Inc. was formed, JB Express, Inc., a Missouri corporation. JB Express, Inc. merged with GuildMaster, Inc. on June 18, 2001, and then changed its name to GuildMaster, Inc. This merger was accounted for as a purchase, and the results of operations of GuildMaster, Inc. have been included in the consolidated results of the Company since the merger date. GuildMaster, Inc. incurred a net loss of $3,941 for the period June 18, 2001, to June 30, 2001. The total cost of this acquisition, which was based on fair market values of the net assets acquired, is as follows:

                 Cash                                    $       300
                 Accounts receivables                        437,984
                 Other receivables                            43,299
                 Inventories                               1,225,262
                 Prepaid expenses and
                   other                                      60,737
                 Property and equipment                      122,821
                 Goodwill                                  2,125,949
                 Accounts payable                            (41,140)
                 Accrued expenses                           (122,680)
                 Other liabilities                          (268,160)
                 Debt                                       (159,372)
                 Notes payable to
                   Stockholders                             (925,000)
                                                     -----------------
                   Total cost of net
                     assets acquired                     $ 2,500,000
                                                     =================

       The purchase price was comprised of 223,210 shares of Decorate, Inc., common stock and the issuance of a $375,000 promissory note.

       The following unaudited pro forma information summarizes the results of operations for the periods indicated as if the merger had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the merger. Adjustments to interest expense, goodwill amortization and income taxes are reflected in the pro forma data. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the beginning of the periods presented or that may be obtained in the future.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    MERGERS AND ACQUISITION (CONTINUED)
       -----------------------------------

                                       Six Months Period
                                             Ended           March 6, 2000
                                         June 30, 2001    to December 31, 2000
                                      -----------------   --------------------
       Sales                            $     2,984,671      $    4,806,617
       Cost of sales                          1,932,197           3,010,577
                                        ---------------      --------------
       Gross profit                           1,052,474           1,796,040
       Operating expenses                     1,930,879           2,013,357
                                        ---------------      --------------
       Net loss from operations                (878,405)           (217,317)
       Other income (expense)                  (148,728)           (188,721)
                                        ---------------      --------------
       Net loss before income taxes          (1,027,133)           (406,038)
       Income tax benefit                      (184,884)            (73,087)
                                        ---------------      --------------
       Net loss                         $      (842,249)     $     (332,951)
                                        ===============      ==============

       Basic and diluted
         loss per share                 $         (0.09)     $        (0.04)
                                        ===============      ==============


(3)    ACCOUNTS RECEIVABLE
       -------------------

       Accounts receivable are comprised of the following:

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------

       Receivables assigned to factor      $       228,688     $            -
       Other receivables- net of
         allowance for doubtful accounts           373,065              22,970
                                           ---------------     ---------------

                                           $       601,753     $        22,970
                                           ===============     ===============

       The Company assigns a significant portion of its accounts receivable to First Factors Corporation on a pre-approved, non-recourse basis. The factoring charge amounts to 1.0% of gross invoice amount on the first $2 million in accounts and .9% thereafter.

       The Company extends unsecured credit to several exclusive private label customers under approved credit terms and arrangements.

(4)    INVENTORIES
       -----------

       Components of inventories are as follows:

                                       June 30, 2001      December 31, 2000
                                       ---------------    -----------------

       Raw materials and supplies      $      505,158      $            -
       Finished products                      897,382               61,055
       Work in process                         30,570                   -
                                       --------------      ---------------
                                       $    1,433,110      $        61,055
                                       ==============      ===============

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)    PROPERTY AND EQUIPMENT
       ----------------------

                                            June 30, 2001                        December 31, 2000
                                -------------------------------------   ------------------------------------
                                               Accum.                                 Accum.
            Category               Cost        Deprec.         Net         Cost       Deprec.        Net
       --------------------     -----------  ---------  -----------    ----------   ---------    ----------
       Automobiles              $     7,000         -        7,000    $       -            -            -
       Warehouse and
         production equipment        38,625         -       38,625            -            -            -
       Developed
         technology                 155,586     37,177     118,409       130,900       14,545      116,355
       Office and computer
         equipment                   60,512      3,138      57,374        19,255          944       18,311
       Leasehold
         improvements                39,845         -       39,845            -            -            -
       Equipment
         under capital lease         10,204      3,399       6,805        10,204        1,701        8,503
                                -----------  ---------  ----------    ----------    ---------   ----------
                                $   311,772     43,714     268,058    $  160,359       17,190      143,169
                                ===========  =========  ==========    ==========    =========   ==========

       Depreciation charged to expense amounted to $27,756 and $17,190 for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, respectively.

(6)    LEASES
       ------
       Decorate, Inc. leases two offices in Springfield, Missouri. The leases on the office space are accounted for as operating leases in accordance with SFAS No. 13. One lease has a term of 3 years expiring on April 30, 2003 and a monthly rental of $860. The other lease has a term of 2.5 years expiring on April 30, 2003 and a monthly rental of $1,100.

       GuildMaster, Inc., leases a plant and office facility in Springfield, Missouri, a showroom in High Point, North Carolina, and a showroom in Atlanta, Georgia. The leases are accounted for as operating leases in accordance with SFAS No. 13. The plant and office facility lease has a term of 5 years expiring November 30, 2001, with three five-year renewal options and monthly rental of $8,766. The High Point, North Carolina lease has a term of five years expiring April 30, 2002, and monthly rental of $8,235. The Atlanta, Georgia showroom is leased on a month-to-month basis with monthly rental of $773.

       The Company leases equipment which meets the criteria of capital leases as defined by SFAS No. 13. Accordingly, minimum rentals have been capitalized, and the related asset and obligation have been recorded at their fair market value at the inception of the lease. The asset is amortized on a straight-line basis over the term of the lease, and interest is accrued on the basis of the outstanding lease obligation.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)    LEASES (CONTINUED)
       ------------------

       Future  minimum  payments  for  noncancelable   leases  with  initial  or
       remaining terms of one year or more at June 30, 2001, are as follows:

                                                      Capital       Operating
              Year Ended                              Leases         Leases
              -----------                          ------------    -----------
              June 30, 2002                        $      3,941    $   149,700
              June 30, 2003                               3,613         19,600
                                                   ------------    -----------
              Total minimum lease payments                7,554    $   169,300
                                                                   ===========
              Less amount representing interest           1,026
                                                   ------------
              Present value of net obligation             6,528
              Less current maturities                     3,400
                                                   ------------
              Non-current obligations
                under capital leases               $      3,128
                                                   ============

       Total rent expense incurred under operating leases amounted to $22,470 and $13,128 for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, respectively. Rent expense for the period March 6, 2000 to June 30, 2000 (unaudited) was $5,210.

(7)    ADVERTISING COSTS
       -----------------

       The Company incurred $74,601 and $145,246 in non-direct response advertising costs for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, respectively. Non-direct response advertising costs for the period March 6, 2000 to June 30, 2000 (unaudited) was $16,941. The company incurred no direct response advertising costs during the periods.

(8)    DEBT
       ----
                                                              June 30, 2001
                                                           -----------------
       Prime + 1%; Liberty Bank; secured by
         inventories and accounts receivable;
         payable $3,201 per month including
         interest; matures August 2006                     $         159,372

       Less debt maturing within one year                             24,328
                                                           -----------------
            Long-term debt                                 $         135,044
                                                           =================

       Principal payments due on long-term debt are as follows:

                Year Ended                              Aggregate Annual
                  June 30                                  Maturities
              ---------------                           ----------------
                   2003                                 $        26,700
                   2004                                          29,400
                   2005                                          32,300
                   2006                                          35,500
                   2007                                          11,144
                                                        ---------------
                                                        $       135,044
                                                        ===============

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)    CONCENTRATIONS OF CREDIT RISK
       -----------------------------

       The Company has established a relationship with one major customer who accounted for 20.5% of the Company's sales in the six months ended June 30, 2001. This customer accounted for 93.4% of the Company's sales for the period March 6, 2000 to December 31, 2000.

(10)   RETIREMENT PLAN
       ---------------

       Effective January 1994, GuildMaster, Inc. adopted a 401(K) plan covering all full-time employees. Contributions to the plan for any fiscal year, as determined by the Board of Directors, is discretionary but, in no event, will it exceed 15 percent of the annual aggregate salaries of those employees eligible for participation in the plan plus carryovers from prior years. No employer amounts were contributed to the plan for any period presented in these consolidated financial statements.

(11)   INCOME TAXES
       ------------

       The provision for income tax expense is as follows:

                                                             Six months ended
                                                               June 30, 2001
                                                              ---------------
              Current                                         $             -
              Deferred                                                (32,700)
                                                              ---------------
                   Total                                      $       (32,700)
                                                              ===============

       The provision for income taxes differs from that computed at the statutory corporate rate of 34% as follows:

                                                             Six months ended
                                                               June 30, 2001
                                                              ---------------
              Tax at statutory rate                           $      (286,229)
              Increase (decrease) in taxes resulting from:
              Losses passed through to Decorize.com, L.L.C.
                members                                               262,868
              Non-deductible expenses                                     265
              Other                                                    (9,604)
                                                              ---------------
              Provision for income taxes                      $       (32,700)
                                                              ===============

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)   INCOME TAXES (CONTINUED)
       ------------------------

       The components of the deferred tax benefits are as follows:

                                                            June 30, 2001
                                                         ------------------
              Deferred tax assets:
                Start-up and organizational costs
                 not deducted for tax purposes           $           13,000
                Capitalized lease obligations                         1,200
                Accrued expenses not
                 deducted for tax purposes                            9,000
                Tax loss carryforwards                               11,200
                                                         ------------------
                Total gross deferred tax assets                      34,400

              Deferred tax liabilities:
                Property and equipment                              (1,700)
                                                         ------------------
                Net deferred tax benefits                $           32,700
                                                         ==================

       As of June 30, 2001, the Company had approximately $66,000 of a net operating loss carryforward. The loss carryforward will expire in the year ending June 30, 2021.

(12)   LOSS PER SHARE
       --------------

       The following information shows the amounts used in computing loss per share and the effect on income and the weighted-average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

                                                                         Period                           Period
                                Six Months Ended                     March 6, 2000 to                 March 6, 2000 to
                                 June 30, 2001                        June 30, 2000                  December 31, 2000
                      -----------------------------------   -------------------------------- ---------------------------------
Basic loss                                     Per Share                           Per Share                         Per Share
  per share:              Loss      Shares        Amt.       Loss        Shares       Amt.       Loss      Shares      Amt.
                          ----      ------        ----       ----        ------       ----       ----      ------      ----
Loss available
 to Common
 Stockholders          $ (809,149)  6,117,338  $   (.13)   $(144,950)   5,820,672   $  (.02)  $(665,881)   5,820,672   $  (.11)
                       ----------   ---------  --------    ---------    ---------   --------  ---------    ---------   -------

Effect of
 dilutive securities            -           -         -            -            -          -
                       ----------   ---------  --------    ---------    ---------   --------  ---------    ---------   -------
Diluted loss per
  share:
Loss available to
 Stockholders plus
 stock options         $ (809,149)  6,117,338  $   (.13)   $(144,950)   5,820,672   $   (.02) $(665,881)   5,820,672   $  (.11)
                       ==========   =========  ========    =========    =========   ========  =========    =========   =======


       The computation of diluted loss per share excludes the effect of the assumed exercise of 344,823 stock options that were outstanding as of June 30, 2001 because the effect would be anti-dilutive.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)   STOCK OPTION PLAN
       -----------------

       The Company granted stock options to employees on June 29, 2001 under the Company's 1999 equity incentive plan. The grants were done with the knowledge that Guidelocator.com, Inc. would merge with Decorize, Inc. on July 6, 2001. The merger created additional authorized but unissued common stock. The 1999 equity incentive plan authorizes the grant of options to key employees and consultants of the Company of up to 3,000,000 shares of the Company's common stock.

       The exercise prices of the options granted on June 29, 2001 range from $.80 to $1.88. The options have a 7-year life and vest based on certain performance requirements being met. The vesting periods are estimated to range from 6 months to 36 months.

       The fair value of each option was estimated on the date of grant using the Black-Sholes option-pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2001:

                     Expected stock price volatility                 46.3%
                     Risk free interest rate                          6.0%
                     Expected annual dividend yield per share         ----
                     Expected life of options                    7.0 years

       In February 2001, Decorize.com, L.L.C. issued a total of 41,257 unit options to ten employees. These options were all exercised in February 2001 at a price of $.01 per unit. The units were ultimately converted into 109,864 shares of the Company's stock.

       A summary of the Company's stock option activity for the six months ended June 30, 2001 follows:

                                                                   Weighted-
                                                                   average
                                                 Options        Exercise price
                                              ---------------  ----------------
                  Outstanding - beginning
                    of period                 $           -             -

                  Granted                           454,687        .74934

                  Exercised                         109,864        .00376

                  Forfeited                               -             -
                                              ---------------
                  Outstanding - end
                    of period                       344,823        .98690
                                              ===============

                  Exercisable at end
                    of period                             -             -

                  Weighted-average fair
                    value  of options
                    granted during the
                    period                    $        0.23
                                              ===============

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)   RELATED PARTY TRANSACTIONS
       --------------------------

       Notes payable to stockholders consists of:

                                                            June 30, 2001
                                                          ----------------
                  Prime + 1%; unsecured; interest
                    due at maturity;  matures
                    June 15, 2002                         $       925,000

                  Prime + 1%; unsecured; interest
                    due at maturity;  matures
                    June 15, 2002                                  375,000
                                                          ----------------
                                                          $      1,300,000
                                                          ================

       The notes mature on June 15, 2002. However, management feels it is unlikely these notes will be paid in the next year so they have been reflected as long-term liabilities in the consolidated balance sheets.

       Through a private offering of stock, 876,000 shares of the Company's common stock were sold for $700,000 on June 29, 2001. As of June 30, 2001, $230,000 of the proceeds had been received. The remaining $470,000 was received in July 2001 and is included in other receivables in the consolidated balance sheets.

       A stockholder of the company owed the company $39,537 as of June 30, 2001, for expenses the Company paid related to the merger of Guidelocator.com, Inc. and Decorate, Inc. This receivable is included in other receivables in the consolidated balance sheets.

(15)   RESTRICTIONS IN LOAN AGREEMENTS
       -------------------------------

       A bank loan agreement requires GuildMaster, Inc. to maintain certain covenants, the more important of which restricts the purchase of its stock and the payment of dividends.

       GuildMaster, Inc. has obtained waivers from the bank on all known events of default. Therefore, the Company is considered to be in compliance with all terms of the loan agreement at June 30, 2001.

(16)   DEFERRED COMPENSATION
       ---------------------

       In January 2001 the Company entered into a deferred compensation agreement with one of its officers. The Company is deferring $40,000 of the officers salary for the period January 1, 2001 to December 31, 2001. The agreement calls for the payment of this amount in January 2002. The Company has recorded a $20,000 liability for this agreement as of June 30, 2001. The liability is included in accrued expenses in the consolidated balance sheets.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(17)   EMPLOYMENT AGREEMENTS
       ---------------------

       As part of the GuildMaster, Inc. merger, employment agreements were entered into with two officers of the Company. The agreements are effective for a three year period and contain a covenant-not-to-compete clause that prohibits the officers from competing against the corporation for two years after the officers voluntarily terminate their employment. The agreements also state that if the officers are employed by the Company as of the second anniversary date (determination date) of the agreements the officers shall be issued shares of common stock of the Company based upon pre-tax profits of GuildMaster. The following table shows the market value of the shares to be issued:

               Cumulative Pre-tax Profits              Market Value of
               of GuildMaster, Inc. as of            Bonus Shares to be
                   Determination Date                Issued to Employee
              ------------------------------      --------------------------
                  Less than $700,000                  $              -
                  $700,000 - $899,999                          100,000
                  $900,000 - $1,099,999                        150,000
                  $1,100,000 or more                           250,000


(18)   SUBSEQUENT EVENTS
       -----------------

       On July 27, 2001, Decorate, Inc. was merged into Decorize, Inc. Upon the completion of this merger, the assets and liabilities of the former Decorize.com, L.L.C. were held directly by Decorize, Inc. and Decorize, Inc. had one wholly-owned subsidiary, GuildMaster, Inc.

       On July 31, 2001, Faith Walk Designs, Inc., a Texas corporation, was merged with and into Step of Faith, Inc., a Missouri corporation and a wholly-owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a 6.75% promissory note due March 31, 2002 in the principal amount of $215,744, cash of $284,256 and $510,000 in Decorize, Inc. common stock for a total value of $1,010,000. The number of shares of Decorize, Inc. stock was determined by dividing the average last sale price of such stock during the 30-day period following the closing date. Faith Walk Designs, Inc. is a manufacturer of premium, hand painted furniture and home accents.

       In connection with the acquisition of Faith Walk Designs, Inc., Decorize, Inc. entered into a four-year employment agreement with an officer of Faith Walk Designs, Inc. Pursuant to the agreement, the officer will serve as a vice president of Decorize, Inc. and be responsible for its product development. In addition, the officer was appointed a director of Decorize, Inc. to serve until the next annual meeting of stockholders.

       On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. in exchange for up to $50,000 and the waiver by such holders of any claims they might have against Decorize, Inc. The warrants will be exercisable for $2.00 per share until June 30, 2003.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(19)   SUBSEQUENT EVENTS (CONTINUED)
       -----------------------------

       In August 2001, the Company began offering up to $5,000,000 of restricted securities to accredited investors through a private placement offering. The offering is exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The Company is offering to sell up to an aggregate of 2,000,000 Units for $2.50 per Unit. Each Unit consists of one share of the Company's common stock and one five-year warrant to purchase one share of the Company's common stock for $4.00 per share. The minimum purchase is 20,000 Units at $50,000. The Company has agreed to prepare a registration statement within 180 days of the initial sale of the Units covering the common stock issued pursuant to sale of the Units and the associated warrants.