Form 10QSB
period 2001-09-30
DECORIZE INC
filed 2001-11-14
CIK 1095471

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2001                                 Commission File No. 333-88083


                                 DECORIZE, INC.
             (Exact name of Registrant as specified in its Charter)

        Delaware                                             43-1931810
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                           Identification No.)

211 S. Union Street, Suite F, Springfield, Missouri             65802
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:  (417) 879-3326
---------------------------------------------------

Former name, former address and former fiscal year,
if changed since last report:  None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of November 1, 2001, there were 10,261,443 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements


Balance Sheets as of September 30, 2001 and
June 30, 2001                                                        3-4

Statements of Operations for the three months ended
September 30, 2001 and September 30, 2000                              5

Statements of Changes in Stockholders Equity
for the period ended September 30, 2001                                6

Statements of Cash Flows for the three months ended
September 30, 2001 and September 30, 2000                              7

Notes to the financial statements                                   8-10

                         DECORIZE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30, 2001             June 30, 2001
                                                                   -------------------------    -------------------------
                                                                       (Unaudited)                   (Audited)
Current assets:
    Cash and cash equivalents                                                 $ 245,476                     $ 89,180

    Receivables:
      Trade, less allowance for doubtful accounts of  $18,000
         at September 30, 2001 and $7,000 at June 30, 2001                    1,499,885                      601,753
      Other                                                                       1,708                      539,537

    Inventories                                                               1,963,523                    1,433,110

    Inventory deposits                                                          147,849                      125,650

    Deferred tax benefits                                                         9,000                        9,000

    Prepaid expenses and other                                                  114,918                       70,757
                                                                       -----------------           ------------------

      Total current assets                                                    3,982,359                    2,868,987

    Property and equipment, net                                                 356,222                      268,058

    Goodwill                                                                  3,186,123                    2,125,949

    Deferred tax benefits                                                        28,800                       23,700

    Other assets                                                                  6,330                        2,600
                                                                       -----------------           ------------------

Total assets                                                                $ 7,559,834                  $ 5,289,294
                                                                       =================           ==================

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30, 2001             June 30, 2001
                                                                   -------------------------    -------------------------
                                                                       (Unaudited)                   (Audited)
Current liabilities:
    Current portion long-term debt                                            $ 320,481                     $ 27,728

    Accounts payable                                                            731,604                      180,446

    Accrued expenses                                                            237,333                      328,682

    Other current liabilities                                                   131,390                      268,160
                                                                       -----------------           ------------------

      Total current liabilities                                               1,420,808                      805,016

    Long-term debt                                                              521,118                      138,172

    Notes payable to stockholders                                             1,787,207                    1,300,000
                                                                       -----------------           ------------------

      Total liabilities                                                       3,729,133                    2,243,188
                                                                       -----------------           ------------------

Commitments and contingencies                                                         -                            -

Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -                            -

    Common stock, $.001 par value; 50,000,000 shares
      authorized, 10,261,443 shares at September 30, 2001 and
      10,000,000 at June 30, 2001, issued and
      outstanding                                                                10,261                       10,000

    Additional Paid-in capital                                                5,475,415                    4,511,136

    Accumulated deficit                                                      (1,654,975)                  (1,475,030)
                                                                       -----------------           ------------------

      Total stockholders' equity                                              3,830,701                    3,046,106
                                                                       -----------------           ------------------

Total liabilities and stockholders' equity                                  $ 7,559,834                  $ 5,289,294
                                                                       =================           ==================

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended
                                                 September 30, 2001          September 30, 2000
                                              -------------------------   -------------------------
                                                  (Unaudited)                 (Unaudited)
Sales                                                  $ 2,938,739                   $ 265,852

Cost of sales                                            1,937,645                     180,976
                                                 ------------------           -----------------

Gross profit                                             1,001,094                      84,876
                                                 ------------------           -----------------

Operating expenses:
    Selling, general and administrative                    955,519                     154,096
    Stock compensation                                     154,599                           -
    Depreciation and amortization                           26,547                      11,483
                                                 ------------------           -----------------
      Total operating expenses                           1,136,665                     165,579
                                                 ------------------           -----------------

Net loss from operations                                  (135,571)                    (80,703)
                                                 ------------------           -----------------

Other income (expense):
    Interest income                                          1,854                       3,087
    Interest expense                                       (54,939)                          -
    Other                                                    3,611                           -
                                                 ------------------           -----------------
      Total other income (expense)                         (49,474)                      3,087
                                                 ------------------           -----------------

Net loss before income taxes                              (185,045)                    (77,616)

Income tax benefit                                          (5,100)                          -
                                                 ------------------           -----------------

Net loss                                                $ (179,945)                  $ (77,616)
                                                 ==================           =================

Basic and diluted loss
    per share                                              $ (0.02)                    $ (0.01)
                                                 ==================           =================

Basic and diluted weighted-average
    shares outstanding                                  10,127,277                   5,820,672
                                                 ==================           =================

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                        Additional
                              Common Stock                                Paid-in            Accumulated
                                Shares              Par Value             Capital              Deficit                Total
                            ------------------   ------------------   -------------------   ------------------   -------------------
Balances, June 30, 2001         10,000,000              $ 10,000          $ 4,511,136         $ (1,475,030)          $ 3,046,106

Net loss                                 -                     -                    -             (179,945)             (179,945)

Issuance of common
    stock for acquisition of
    Faith Walk Designs, Inc.       161,443                   161              486,459                    -               486,620

Issuance of stock warrants               -                     -               84,000                    -                84,000

Net proceeds from sale of
    common stock                   100,000                   100              239,221                    -               239,321

Stock compensation expense               -                     -              154,599                    -               154,599
                              -------------         -------------        -------------        -------------         -------------

Balances, September 30, 2001    10,261,443              $ 10,261          $ 5,475,415         $ (1,654,975)          $ 3,830,701
                              =============         =============        =============        =============         =============

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                          September 30, 2001         September 30, 2000
                                                                         ----------------------    -----------------------
                                                                            (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (179,945)                $ (77,616)

Adjustments to reconcile net loss to cash provided
by operating activities:
         Depreciation                                                                27,827                    11,483
         Stock compensation                                                         154,599                         -

Changes in certain assets and liabilities:
         Receivables                                                               (727,921)                 (265,485)
         Inventories                                                                 59,502                    31,303
         Prepaid expenses and other                                                 (63,099)                     (986)
         Deferred tax benefits                                                       (5,100)                        -
         Accounts payable                                                            90,855                         -
         Accrued expenses and other                                                (235,320)                   (1,803)
                                                                            ----------------          ----------------
                Net cash used in operating activities                              (878,602)                 (303,104)
                                                                            ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                      (12,160)                  (40,111)
         Other receivables                                                          692,085                         -
         Acquisition of Faith Walk Designs, Inc., net of cash                      (272,431)                        -
                                                                            ----------------          ----------------
                Net cash from (used in) investing activities                        407,494                   (40,111)
                                                                            ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt                                                          (64,150)                        -
         Proceeds from debt                                                         200,150                         -
         Proceeds from stockholders notes                                           271,463                         -
         Issuance of common stock, net of related expenses                          215,941                   420,000
         Proceeds from issuance of stock warrants                                     4,000                         -
                                                                            ----------------          ----------------
                Net cash from financing activities                                  627,404                   420,000
                                                                            ----------------          ----------------
                Net increase in cash and cash equivalents                           156,296                    76,785

CASH AND CASH EQUIVALENTS, beginning of period                                       89,180                   381,858
                                                                            ----------------          ----------------
CASH AND CASH EQUIVALENTS, end of period                                          $ 245,476                 $ 458,643
                                                                            ================          ================

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in Decorize, Inc.'s Form 10-KSB for the fiscal year ended June 30, 2001.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents.

The provision for income taxes was determined using an effective income tax rate of approximately 18% to provide for estimated federal and state income taxes.

2.  EARNINGS PER SHARE

In accordance with SFAS No. 128, basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since there are no dilutive securities, basic and diluted loss per share are identical; thus, a reconciliation of the numerator and denominator is not necessary.

Basic and diluted loss per share was $0.02 for the three months ended September 30, 2001, and $0.01 for the three months ended September 30, 2000.

3.  ACQUISITION OF FAITH WALK DESIGNS, INC.

On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly-owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a 6.75% promissory note due March 31, 2001 in the principal amount of $215,744, cash of $284,256 and $510,000 in Decorize, Inc. common stock for a total value of $1,010,000. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the Company since the acquisition date. Faith Walk Designs, Inc. had net income of $5,185 for the period August 1, 2001 to September 30, 2001.

The following unaudited pro forma information summarizes the results of operations for the periods indicated as if the acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to interest expense and income taxes are reflected in the pro forma data. No effect has been given to cost reductions or operation synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                          Three Months           Three Months
                                               Ended                Ended
                                      September 30, 2001     September 30, 2000

Sales                                     $   3,136,380         $   3,125,111
Cost of sales                                 2,056,499             1,867,140
                                          -------------         -------------
Gross profit                                  1,079,881             1,257,971
Operating expenses                            1,227,269             1,218,949
                                          -------------         -------------
Net income (loss) from operations              (147,388)               39,022
Other income (expense)                          (63,806)              (45,945)
                                          -------------         -------------
Net loss before income taxes                   (211,194)               (6,923)
Income tax benefit                               (9,800)               (1,250)
                                          -------------         -------------
Net loss                                  $    (201,394)        $      (5,673)
                                          =============         =============
Basic and diluted
    Loss per share                        $       (0.02)        $          --
                                          =============         =============



4.  STOCK OPTION PLAN

The company accounts for stock options on an intrinsic value basis under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee options. The company recognized $154,599 in stock compensation related to stock options for the three months ended September 30, 2001.

5.  ISSUANCE OF STOCK WARRANTS

On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. in exchange for up to $50,000 and the waiver by such holders of any claims they might have against Decorize, Inc. The warrants are exercisable for $2.00 per share until June 30, 2003. As of September 30, 2001, 40,000 warrants had been issued.

6.  PRIVATE PLACEMENT

We have undertaken a private placement financing for up to $5.0 million of restricted securities to accredited investors which we believe will be exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. We are offering to sell up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of our common stock and one five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase is 20,000 Units for $50,000.

Through September 30, 2001, we have accepted subscriptions for 100,000 Units at a total selling price of $250,000.

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

7.  ACCOUNTING CHANGES

On July 1, 2001 we adopted SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. We recognized no amortization expense related to goodwill during the period July 1, 2001 to September 30, 2001.

8.  SUBSEQUENT EVENTS

The Company granted approximately 300,000 stock options to employees on October 8, 2001 under the Company's 1999 equity incentive plan. The 1999 equity incentive plan authorizes the grant of options to key employees and consultants of the Company of up to 3,000,000 shares of the Company's common stock.

The exercise price of the options granted on October 8, 2001 was $2.65 per share, representing the fair market value of the Company's common stock on that date. The options have a 7-year life and vest based on continued employment with the Company. The vesting periods range from 8 months to 32 months.

Reference is made to the warrants described in Footnote 5. As of October 31, 2001, 470,000 warrants were issued and outstanding.

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the three month periods ended September 30, 2001 and 2000.

         The following narrative is written with the presumption that the users have read or have access to the Company's 2001 Form 10-KSB, which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the period then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Acquisition of Faith Walk Designs, Inc.

         On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a 6.75% promissory note due March 31, 2002 in the principal amount of $215,744, cash of $284,256 and $510,000 in Decorize, Inc. common stock for a total value of $1,010,000. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the company since the acquisition date. Faith Walk Designs, Inc. had net income of $5,185 for the period August 1, 2001 to September 30, 2001.

Results of Operations

         The following table presents the percentage of total revenues of the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations, a copy of which is included herein. All such data should be read only in conjunction with and is qualified in their entirety by reference to our financial statements and accompanying notes:

                                                          Period to Period Percentage
                                                          Changes for the Three Months
                                 For the Three Months     Ended September 30, 2001
                                 Ended September 30,         and September 30, 2000
                                 -------------------         ----------------------

                                 2001              2000          2001 vs. 2000
                                 ----              ----          -------------
Sales (net)                      100%              100%
Cost of Sales                    65.9              68.1               (2.2)
Gross Profit                     34.1              31.9                2.2
Selling, general and             38.7              62.3               23.6
  operating expenses
Operating Loss                   (4.6)            (30.4)              25.8
Total Other income (expense)     (1.7)              1.2               (2.9)
Net Loss                         (6.1)            (29.2)              23.1


Three months ended September 30, 2001 compared with the three months ended September 30, 2000

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the three-month period ended September 30, 2001 were $2,938,739, which represents a 1,105% increase when compared to revenues for the three months ended September 30, 2000 of $265,852. This significant increase is attributable to the inclusion of GuildMaster's (GuildMaster, Inc. is a wholly owned subsidiary of the Company that was acquired on June 18, 2001) revenue of $1,105,995 for the entire period and two months of Faith Walk's revenue of $516,177, as well as the internal growth of Decorize.com (a division of Decorize, Inc.).

         The Decorize.com sales represented shipments to over 400 customers during the three months ended September 30, 2001. One customer accounted for approximately 27.7% of the total sales of this division and the top ten customers of this division represented approximately 71.7% of sales. During this same period no one customer of Faith Walk or GuildMaster represented more than 20% of that subsidiaries total sales.

         Because of our limited operating history, we do not have information regarding the seasonality of sales for Decorize.com. The operating history of GuildMaster during the last three calendar years has been that approximately 44% of sales occur in the first half of the calendar year and 56% of sales occur in the second half. The operating history of Faith Walk during the last three calendar years has been that approximately 49% of sales occur in the first half of the calendar year and 51% of sales occur in the second half.

Cost of Sales

         Our cost of sales is comprised principally of the costs of goods purchased from our suppliers and the cost of freight to ship the products from our suppliers to our retail customers. Since GuildMaster and, to a lesser extent, Faith Walk, manufacture a portion of their own products, its manufacturing costs for those products are included in the cost of sales.

         During the three-month period ended September 30, 2001, our cost of sales of $1,937,645 was 65.9% of sales and the resulting gross profit was 34.1% of sales. During the three-month period ended September 30, 2000, our cost of sales of $180,976 was 68.1% of sales and the resulting gross profit for that period was 31.9% of sales. This increase in gross profit can be attributable to the increase in revenue which allows us to purchase products from our suppliers at a greater discount.

         Since a large portion of our products are sourced from the Far East, our gross margins can be expected to fluctuate to some extent with changes in foreign currency exchange rates. Our gross margins could also be affected by changes in ocean freight rates due to fluctuations in fuel prices and other factors that affect these rates.

         From its inception, Decorize.com has sourced products from a total of 25 suppliers. Two of these suppliers have accounted for approximately 65% of our total purchases. We are expanding our network of manufacturing partners both in number and geographically. GuildMaster has in excess of 50 suppliers, none of which account for more than 15% of its purchases. Faith Walk utilizes 46 suppliers, none of which account for more than 47% of its purchases.

Operating Expenses

         Operating expenses include all selling, general and administrative expenses not associated with the costs of products and the shipment of products. During the three-month period ended September 30, 2001, our operating expenses were $1,136,665 an increase of $971,086 or 586%, as compared to the same period last year. This increase is directly attributable to the growth in sales which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the three-month period ended September 30, 2001, our operating expenses were comprised of $955,519 of selling, general and administrative expenses, $154,599 related to issuance of stock options, and $26,547 of depreciation and amortization. These expenses represented 38.7% of sales for the three months ended September 30, 2001 as compared to 62.3% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the sharp increase in sales.

         We expect that our ratio of operating expenses to sales will continue to decline as our sales volume increases relative to the size of our infrastructure, which is already in place. The principal component of our operating expenses is payroll which represented 14.8% of sales during the three months ended September 30, 2001. We will continue to expand our staff as our growth requires.

Other Income/Expense

         The principal component of other income (expenses) during the three months ended September 30, 2001 was interest expense of $54,939, as compared to no interest expense for the corresponding period last year. The primary reason we are now incurring interest is our need to borrow funds to support our growth of business.

Income Tax Benefit

         During the three months ended September 30, 2001, we recognized a future tax benefit of $5,100 related to our operating losses during this period. This benefit will be realized as a reduction to taxes when we become profitable.

Net Loss

         Our net loss increased $102,329 compared to the same period last year, but decreased as a percentage of revenues from 29.2% to 6.1%. We consider these losses to be normal operating results for a new business. As our sales increase, we expect to become profitable due primarily to the fact that our infrastructure is in place and we will not need to incur significant additional operating expenses as our sales increase.

Inflation

         We do not believe that our business is materially affected by inflation. We anticipate that any increased costs caused by inflation will be passed on to our customers.

Liquidity and Capital Resources

         We had a net loss of $179,945 on sales of $2,938,739 for the three-month period ended September 30, 2001. GuildMaster generated income before provision for income taxes of $65,116 on sales of $1,105,995 for the three months ended September 30, 2001. Faith Walk generated income before provision for income taxes of $6,285 on sales of $516,177 for the two-month period after acquisition ending September 30, 2001. Decorize generated a net loss of $256,446 on sales of $1,316,567 for the three-month period ended September 30, 2001. For the three-month period, Decorize recorded $154,599 of stock compensation expense.

         We used $878,602 in cash for operating activities during the three-month period ended September 30, 2001. The principal operating uses of cash were the $179,945 loss, an increase in receivables of $727,921 and a decrease in accrued expenses of $235,320. The primary operating sources of cash were an increase in accounts payable of $90,855 and a decrease in inventories of $59,502.

         Our investing activities during the three-month period ended September 30, 2001 provided $407,494 in cash. This amount included a $692,085 decrease in other receivables. The acquisition of Faith Walk Designs, Inc. used $272,431 and $12,160 was used to acquire property and equipment.

         During the three months ended September 30, 2001, our financing activities provided $627,404. The predominant activities were:

         -        $271,463 in proceeds from stockholder notes.

         - $215,941 from issuance of common stock, net of related expenses.

         -        $200,150 in proceeds from debt.

         Our cash and cash equivalents balance increased to $245,476 as of September 30, 2001, an $156,296 increase from June 30, 2001.

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

         Our plan is to finance the payment of the notes and loan related to the acquisition of GuildMaster and Faith Walk Designs through the private placement described below. However, if we are for any reason unable to re-finance these debts in this manner, we would expect to extend the due dates of the debts because the holders are all major stockholders, and, except in one case, officers and directors of our company.

         We have commenced a private placement financing for up to $5.0 million of our securities. We are offering up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of common stock and one common stock purchase warrant. Each warrant allows the holder thereof the purchase of a share of our common stock for $4.00 per share. As of October 31, 2001, we sold 100,000 Units for an aggregate of $250,000.

         On August 16, 2001, we borrowed $150,000 for 90 days from a commercial bank for working capital requirements. This loan has been guaranteed by our President and Chief Executive Officer, Jon T. Baker.

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

         As of September 30, 2001, our working capital was $2,561,551. This amount was comprised of $3,982,359 current assets and $1,420,808 current liabilities.

Additional Factors That May Affect Future Results

Future Operating Results: Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the Decorize business model, and the Company's ability to manage expense levels.

Need for Additional Capital: As of September 30, 2001, the Company had approximately $245,000 of cash and short term investments. The Company has experienced negative cash flows since inception and expects the negative cash flow to continue until significant revenue is generated by the Company and its subsidiaries. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to its operations. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Stock Price Fluctuations: The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements: This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2:  Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c)      None

                  (d)      Not Applicable

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  On August 4, 2001 our Board of Directors authorized the issuance of up to 500,000 warrants for the purchase of our common shares to eleven (11) former holders of Class B Units in Decorize.com L.L.C. in exchange for up to $50,000 and the waiver by such holders of any claims they might have against us in connection with the conversion of Decorize.com, L.L.C. into a corporation. The warrants are exercisable for $2.00 per share until June 30, 2003. As of October 31, 2001, 470,000 of the warrants had been issued and outstanding. The Company does not anticipate issuing any more of these warrants.

                  We are undertaking a private placement financing for up to $5.0 million of restricted securities to accredited investors which we believe is exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. We are offering to sell up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of our common stock, $0.001 par value, and one five-year warrant to purchase one share of our common stock for $4.00 per share. As of October 31, 2001, we sold 100,000 Units for an aggregate of $250,000.

                  On July 31, 2001, we acquired Faith Walk Designs, Inc. In connection with the transaction, we issued, in September 2001, an aggregate of 161,443 shares of our common stock to John Michael Sandel, who is an officer and director of Decorize and Kitty Sandel, who is Mr. Sandel's wife.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  (i) A Form 8-K was filed by the Company dated as of June 29, 2001 and filed July 16, 2001;

                  (ii) An Amendment to Form 8-K was filed by the Company dated as of June 29, 2001 and filed July 24, 2001;

                  (iii) A Form 8-K was filed by the Company dated as of July 31, 2001 and filed August 1, 2001.

                  (iv) A Form 8-K was filed by the Company dated as of July 31, 2001 and filed August 15, 2001.

                  (v) An Amendment to Form 8-K was filed by the Company dated as of July 31, 2001 and filed October 15, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2001          DECORIZE, INC.



                                    By:      /s/ Jon Baker
                                       -----------------------------------------
                                       Jon Baker, CEO and Principal
                                       Executive Officer


                                    By:      /s/ Brent Olson
                                       -----------------------------------------
                                       Brent Olson, V.P. of Finance, CFO,
                                       Treasurer and Principal Financial Officer