Form 10QSB
period 2001-12-31
DECORIZE INC
filed 2002-02-14
CIK 1095471

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

For the Quarter Period Ended
December 31, 2001                                  Commission File No. 333-88083


                                 DECORIZE, INC.
                                 --------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                           43-1931810
         --------                                           ----------
(State or jurisdiction of                      (IRS Employer Identification No.)
 incorporation or organization)

211 S. Union Street, Suite F, Springfield, Missouri           65802
---------------------------------------------------           -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:  (417) 879-3326
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

                                 Yes [X] No [ ]


As of January 30, 2002, there were 10,392,774 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements


           Balance Sheets as of December 31, 2001 and
           June 30, 2001                                                 3-4

           Statements of Operations for the three and six  months
           ended December 31, 2001 and December 31, 2000                  5

           Statements of Changes in Stockholders Equity
           for the period ended December 31, 2001                         6

           Statements of Cash Flows for the six months ended
           December 31, 2001 and December 31, 2000                        7

           Notes to the financial statements                             8-11

                                          DECORIZE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                       December 31, 2001             June 30, 2001
                                                                       -----------------           ------------------
                                                                          (Unaudited)                   (Audited)
Current assets:
    Cash and cash equivalents                                          $        139,461            $          89,180
    Receivables:
      Trade, less allowance for doubtful accounts of $44,930
       at December 31, 2001 and $7,000 at June 30, 2001                       1,569,385                      601,753
      Other                                                                         755                      539,537
    Inventories                                                               1,837,904                    1,433,110
    Inventory deposits                                                                -                      125,650
    Deferred tax benefits                                                         9,000                        9,000
    Prepaid expenses and other                                                   51,765                       70,757
                                                                       ----------------            -----------------

      Total current assets                                                    3,608,270                    2,868,987

    Property and equipment, net                                                 355,672                      268,058
    Goodwill                                                                  3,186,123                    2,125,949
    Deferred tax benefits                                                         7,400                       23,700
    Other assets                                                                 11,960                        2,600
                                                                       ----------------            -----------------

Total assets                                                           $      7,169,425            $       5,289,294
                                                                       ================            =================

                               See accompanying notes to the consolidated financial statements.

                                        DECORIZE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31, 2001              June 30, 2001
                                                                      -----------------            -----------------
                                                                          (Unaudited)                   (Audited)
Current liabilities:
    Current portion long-term debt                                     $        171,148            $          27,728
    Accounts payable                                                            516,769                      180,446
    Accrued expenses                                                            282,976                      328,682
    Other current liabilities                                                    33,667                      268,160
                                                                       ----------------            -----------------
      Total current liabilities                                               1,004,560                      805,016

    Long-term debt                                                              434,397                      138,172

    Notes payable to stockholders                                             1,697,207                    1,300,000
                                                                       ----------------            -----------------
      Total liabilities                                                       3,136,164                    2,243,188
                                                                       ----------------            -----------------

Commitments and contingencies                                                         -                            -

Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -                            -
    Common stock, $.001 par value; 50,000,000 shares authorized,
      10,292,774 shares at December 31, 2001 and 10,000,000 at
      June 30, 2001, issued and outstanding                                      10,293                       10,000

    Additional Paid-in capital                                                5,809,368                    4,511,136

    Accumulated deficit                                                      (1,786,400)                  (1,475,030)
                                                                       ----------------            -----------------

      Total stockholders' equity                                              4,033,261                    3,046,106
                                                                       ----------------            -----------------

Total liabilities and stockholders' equity                             $      7,169,425            $       5,289,294
                                                                       ================            =================

                              See accompanying notes to the consolidated financial statements.

                                               DECORIZE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended                             Six Months Ended
                                       December 31, 2001      December 31, 2000      December 31, 2001     December 31, 2000
                                       -----------------      -----------------      -----------------     -----------------
                                          (Unaudited)             (Unaudited)          (Unaudited)             (Unaudited)
Sales                                     $ 3,775,908             $   18,100           $ 6,714,647             $  284,307
Cost of sales                               2,258,277                 14,118             4,195,922                220,829
                                          -----------             ----------           -----------             ----------
Gross profit                                1,517,631                  3,982             2,518,725                 63,478
                                          -----------             ----------           -----------             ----------

Operating expenses:
  Selling, general and administrative       1,335,383                360,716             2,290,902                504,365
  Stock compensation                          230,985                      -               385,584                      -
  Depreciation and amortization                25,120                  5,707                51,667                 17,190
                                          -----------             ----------           -----------             ----------
     Total operating expenses               1,591,488                366,423             2,728,153                521,555
                                          -----------             ----------           -----------             ----------

Net loss from operations                      (73,857)              (362,441)             (209,428)              (458,077)
                                          -----------             ----------           -----------             ----------

Other income (expense):
  Interest income                                 765                  7,192                 2,619                 10,279
  Interest expense                            (33,079)                  (485)              (88,018)                  (485)
  Other                                        (3,854)               (72,648)                 (243)               (72,648)
                                          -----------             ----------           -----------             ----------
     Total other income (expense)             (36,168)               (65,941)              (85,642)               (62,854)
                                          -----------             ----------           -----------             ----------

Net loss before income taxes                 (110,025)              (428,382)             (295,070)              (520,931)

Income tax expense                             21,400                      -                16,300                      -
                                          -----------             ----------           -----------             ----------

Net loss                                  $  (131,425)            $ (428,382)          $  (311,370)            $ (520,931)
                                          ===========             ==========           ===========             ==========

Basic and diluted loss
  per share                               $     (0.01)            $    (0.07)          $     (0.03)            $    (0.09)
                                          ===========             ==========           ===========             ==========

Basic and diluted weighted-average
  shares outstanding                       10,277,920              5,820,672            10,202,598              5,820,672
                                          ===========             ==========           ===========             ==========

                                  See accompanying notes to the consolidated financial statements.

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               SIX MONTHS ENDED DECEMBER 31, 2001

                                                                           Additional
                                Common Stock                                 Paid-in             Accumulated
                                   Shares             Par Value              Capital               Deficit               Total
                               ------------         -------------         ------------          ------------          ------------
Balances, June 30, 2001          10,000,000         $      10,000         $  4,511,136          $ (1,475,030)         $  3,046,106

Net loss                                  -                     -                    -              (311,370)             (311,370)

Issuance of common
 stock for acquisition of
 Faith Walk Designs, Inc.           161,443                   162              486,458                     -               486,620

Issuance of stock warrants                -                     -              124,000                     -               124,000

Net proceeds from sale of
 common stock                       130,000                   130              299,191                     -               299,321

Issuance of common
 stock for services                   1,331                     1                2,999                     -                 3,000

Stock compensation expense                -                     -              385,584                     -               385,584
                               ------------         -------------         ------------          ------------          ------------

Balances, December 31, 2001      10,292,774         $      10,293         $  5,809,368          $ (1,786,400)         $  4,033,261
                               ============         =============         ============          ============          ============


                                      See accompanying notes to the consolidated financial statements.

                                              DECORIZE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended
                                                                             December 31, 2001          December 31, 2000
                                                                           -----------------------    -----------------------
                                                                               (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (311,370)                $ (520,931)

Adjustments to reconcile net loss to cash provided
by operating activities:
         Depreciation                                                                   54,147                     17,190
         Stock compensation                                                            385,584                          -
         Common stock issued for services                                                3,000                     50,000
         Loss on abandonment of property and equipment                                       -                     72,293

Changes in certain assets and liabilities:
         Receivables                                                                  (797,421)                   (22,970)
         Inventories                                                                   185,121                    (61,055)
         Prepaid expenses and other                                                    142,273                    (75,134)
         Deferred tax benefits                                                          16,300                          -
         Accounts payable                                                             (123,980)                    86,679
         Accrued expenses and other                                                   (287,400)                    25,127
                                                                              -----------------          -----------------
                Net cash used in operating activities                                 (733,746)                  (428,801)
                                                                              -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                         (37,930)                  (119,208)
         Collections on other receivables                                              693,038                          -
         Acquisition of Faith Walk Designs, Inc., net of cash                         (272,430)                         -
                                                                              -----------------          -----------------
                Net cash from investing activities                                     382,678                   (119,208)
                                                                              -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt                                                            (300,204)                    (2,108)
         Proceeds from debt                                                            200,150                          -
         Proceeds from stockholders notes                                              271,463                          -
         Repayment of stockholders notes                                               (90,000)                         -
         Issuance of common stock, net of related expenses                             275,940                    725,223
         Proceeds from issuance of stock warrants                                       44,000                          -
                                                                              -----------------          -----------------
                Net cash from financing activities                                     401,349                    723,115
                                                                              -----------------          -----------------
                Net increase in cash and cash equivalents                               50,281                    175,106

CASH AND CASH EQUIVALENTS, beginning of period                                          89,180                    381,859
                                                                              -----------------          -----------------
CASH AND CASH EQUIVALENTS, end of period                                             $ 139,461                  $ 556,965
                                                                              =================          =================



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

The provision for income taxes was determined by applying an effective income tax rate of approximately 18% to the Company's net loss before income taxes and nondeductible stock compensation to provide for estimated federal and state income taxes.

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

Basic and diluted loss per share was $0.01 for the three months ended December 31, 2001, and $0.07 for the three months ended December 30, 2000. For the six months ended December 31, 2001 and December 31, 2000, basic and diluted loss per share was $0.03 and $0.09, respectively.

3.  ACQUISITION OF FAITH WALK DESIGNS, INC.

On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly-owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a 6.75% promissory note due March 31, 2002 in the principal amount of $215,744, cash of $284,256 and $510,000 in Decorize, Inc. common stock for a total value of $1,010,000. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the Company since the acquisition date. Faith Walk Designs, Inc. had a net loss of $107,016 for the period August
1, 2001 to December 31, 2001.

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

                                      Three Months        Three Months           Six Months           Six Months
                                         Ended                Ended                 Ended                Ended
                                   December 31, 2001    December 31, 2000     December 31, 2001    December 31, 2000
                                  -------------------------------------------------------------------------------------
Sales                                    3,775,908           2,611,752             6,912,288            5,736,863

Cost of sales                            2,258,277           1,428,255             4,314,776            3,295,395
                                  -------------------------------------------------------------------------------------
Gross profit
                                         1,517,631           1,183,497             2,597,512            2,441,468

Operating expenses                       1,591,488           1,308,912             2,818,757            2,527,861
                                  -------------------------------------------------------------------------------------
Net income (loss) from
 operations                                (73,857)           (125,415)             (221,245)             (86,393)

Other income (expense)                     (36,168)           (164,145)              (99,974)            (210,090)
                                  -------------------------------------------------------------------------------------
Net loss before income taxes
                                          (110,025)           (289,560)             (321,219)            (296,483)

Income tax expense (benefit)                21,400             (52,100)               11,600              (53,400)
                                  -------------------------------------------------------------------------------------
Net loss                                  (131,425)           (237,460)             (332,819)            (243,083)
                                  =====================================================================================
Basic and diluted
  Loss per share                        $    (0.01)         $    (0.02)           $    (0.03)          $    (0.02)
                                  =====================================================================================


4.  STOCK OPTION PLAN

The company accounts for stock options on an intrinsic value basis under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee options. The company recognized $385,584 and $230,985 in stock compensation related to stock options for the six months and three months ended December 31, 2001, respectively.

The Company granted 296,100 stock options to employees on October 8, 2001 under the Company's 1999 Equity Incentive Plan. The 1999 Equity Incentive Plan authorizes the grant of options to key employees and consultants of the Company of up to 3,000,000 shares of the Company's common stock.

The exercise price of the options granted on October 8, 2001 was $2.65 per share, representing the fair market value of the Company's common stock on that date. The options have a 7-year life and vest based on continued employment with the Company. The vesting periods range from June 30, 2002 to June 30, 2004.

The Company also granted 30,000 stock options to directors. The exercise price of the options granted on November 21, 2001 was $2.60 per share, representing the fair market value of the Company's common stock on that date. The options have a 3-year life and vest on June 30, 2002.

              A Summary of the Company's Stock Option Activity for
                     the Six Months Ended December 31, 2001

                                                            Weighted Average
                                              Options        Exercise Price
                                       -------------------  -----------------
Outstanding - beginning of period             344,823           0.98690

Granted                                       326,100           2.64540
Exercised                                        --                --
Forfeited                                        --                --
Outstanding - end of period                   670,923           1.79301
                                              =======           =======

Exercisable at end of period                     --                --

5.  ISSUANCE OF STOCK WARRANTS

On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. in exchange for up to $50,000. The warrants are exercisable for $2.00 per share until June 30, 2003. As of December 31, 2001, 470,000 warrants had been issued and 30,000 warrants had been exercised.

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

Through December 31, 2001, we have accepted subscriptions for 100,000 Units at a total selling price of $250,000.

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

7.  ACCOUNTING CHANGES

On July 1, 2001 we adopted SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. We recognized no amortization expense related to goodwill during the period July 1, 2001 to December 31, 2001.

8.  SUBSEQUENT EVENTS

During January 2002, we accepted subscriptions for 100,000 units offered through our private placement financing, noted in footnote 6. As of January 31, 2002, we have raised $475,000 through the private placement financing.

On January 31, 2002, Faith Walk Designs ceased operations of its retail outlet and committed its entire resources to the wholesale operations. For the five months ended December 31, 2001, the retail outlet had a net loss of $33,847 on revenues of $117,332.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the three and six month periods ended December 31, 2001 and 2000.

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

Acquisition of Faith Walk Designs, Inc.

         On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a 6.75% promissory note due March 31, 2002 in the principal amount of $215,744, cash of $284,256 and $510,000 in Decorize, Inc. common stock for a total value of $1,010,000. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the company since the acquisition date. Faith Walk Designs, Inc. had a net loss of $107,016 for the period August 1, 2001 to December 31, 2001.

General

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

         From its inception, Decorize.com has sourced products from more than 25 suppliers. Two of these suppliers have accounted for approximately 65% of our total purchases. We are expanding our network of manufacturing partners both in number and geographically. GuildMaster has in excess of 50 suppliers, none of which account for more than 15% of its purchases. Faith Walk utilizes 46 suppliers, none of which account for more than 47% of its purchases.


Results of Operations

         The following table presents the percentage of total revenues of the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations, a copy of which is included herein. All such data should be read only in conjunction with and is qualified in their entirety by reference to our financial statements and accompanying notes:

                                     For the three months            %          For the six months          %
                                      ended December 31,          Change        ended December 31,        Change
                                      -------------------         ------        ------------------        ------
                                      2001            2000                       2001          2000
                                      ----            ----                       ----          ----

Sales (net)                                100%          100%                        100%        100%
Cost of Sales                             59.8%         78.0%       (18.2)          62.5%       77.7%      (15.2)
Gross Profit                              40.2%         22.0%         18.2          37.5%       22.3%        15.2
Selling, general and
  operating expenses                      42.1%       2024.4%     (1982.3)          40.6%      183.4%     (142.8)
Operating Loss                           (1.9%)     (2002.4%)       2000.5         (3.1%)    (161.1%)       158.0
Total other income (expense)             (1.0%)      (364.3%)        363.3         (1.3%)     (22.1%)        20.8
Net Loss                                 (3.5%)     (2366.8%)       2363.3         (4.6%)    (183.2%)       178.6

Six months ended December 31, 2001 compared with the six months ended
December 31, 2000

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the six-month period ended December 31, 2001 were $6,714,647, which represents a 2,261.8% increase when compared to revenues for the six months ended December 31, 2000 of $284,307. This significant increase is attributable to the inclusion of GuildMaster's (GuildMaster, Inc. is a wholly owned subsidiary of the Company that was acquired on June 18, 2001) revenue of $2,401,915 for the entire period and five months of Faith Walk's revenue of $1,100,372, as well as the internal growth of Decorize.com (a division of Decorize, Inc.).

         The Decorize.com sales represented shipments to over 450 customers during the six months ended December 31, 2001. One customer accounted for approximately 38.2% of the total sales of this division and the top ten customers of this division represented approximately 77.7% of sales. During this same period no one customer of Faith Walk or GuildMaster represented more than 15.0% of that subsidiaries total sales.

Cost of Sales

         Our cost of sales is comprised principally of the costs of goods purchased from our suppliers and the cost of freight to ship the products from our suppliers to our retail customers.


Since GuildMaster and, to a lesser extent, Faith Walk, manufacture a portion of their own products, its manufacturing costs for those products are included in the cost of sales.

         During the six-month period ended December 31, 2001, our cost of sales of $4,195,922 was 62.5% of sales and the resulting gross profit was 37.5% of sales. During the six-month period ended December 31, 2000, our cost of sales of $220,829 was 77.7% of sales and the resulting gross profit for that period was 22.3% of sales. This increase in gross profit can be attributable to the increase in revenue which allows us to purchase products from our suppliers at a greater discount.

Operating Expenses

         Operating expenses include all selling, general and administrative expenses not associated with the costs of products and the shipment of products. During the six-month period ended December 31, 2001, our operating expenses were $2,728,153 an increase of $2,206,598 or 423.1%, as compared to the same period last year. This increase is directly attributable to the growth in sales which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the six-month period ended December 31, 2001, our operating expenses were comprised of $2,290,902 of selling, general and administrative expenses, $385,584 related to issuance of stock options, and $51,667 of depreciation and amortization. These expenses represented 40.6% of sales for the six months ended December 31, 2001 as compared to 183.4% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the sharp increase in sales.

         We expect that our ratio of operating expenses to sales will continue to decline as our sales volume increases relative to the size of our infrastructure, which is already in place. The principal component of our operating expenses is payroll which represented 15.7% of sales during the six months ended December 31, 2001. We will continue to expand our staff as our growth requires.

Other Income/Expense

         The principal component of other income (expenses) during the six months ended December 31, 2001 was interest expense of $88,018, as compared to $485 of interest expense for the corresponding period last year. The primary reason we are now incurring interest relate to the acquisitions of GuildMaster and Faith Walk.

Income Tax Expense

         During the six months ended December 31, 2001, we recognized income tax expense of $16,300. The provision for income taxes was determined by applying an effective income tax rate of approximately 18% to the Company's net loss before income taxes and nondeductible stock compensation.

Net Loss

         Our net loss decreased $209,561 compared to the same period last year, and decreased as a percentage of revenues from 183.2% to 4.6%. We consider these losses to be normal operating results for a new business. As our sales increase, we expect to become profitable due primarily to the fact that our infrastructure is in place and we will not need to incur significant additional operating expenses as our sales increase.

Three months ended December 31, 2001 compared with the three months ended December 31, 2000

         Sales for the three-month period ended December 31, 2001 were $3,775,908, which represents a 20,761.4% increase when compared to revenues for the three months ended December 31, 2000 of $18,100. This significant increase is attributable to the inclusion of GuildMaster's and Faith Walk's revenue of $1,295,920 and $584,195, respectively, for the entire period, as well as the internal growth of Decorize.com.

         The Decorize.com sales represented shipments to over 370 customers during the three months ended December 31, 2001. One customer accounted for approximately 43.3% of the total sales of this division and the top ten customers of this division represented approximately 87.1% of sales. During this same period no one customer of Faith Walk or GuildMaster represented more than 16.7% of that subsidiaries total sales.

Cost of Sales

         During the three-month period ended December 31, 2001, our cost of sales of $2,258,277 was 59.8% of sales and the resulting gross profit was 40.2% of sales. During the three-month period ended December 31, 2000, our cost of sales of $14,118 was 78% of sales and the resulting gross profit for that period was 22% of sales. This increase in gross profit can be attributable to the increase in revenue which allows us to purchase products from our suppliers at a greater discount.

Operating Expenses

         During the three-month period ended December 31, 2001, our operating expenses were $1,591,488 an increase of $1,225,065 or 334.3%, as compared to the same period last year. This increase is directly attributable to the growth in sales which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the three-month period ended December 31, 2001, our operating expenses were comprised of $1,335,383 of selling, general and administrative expenses, $230,985 related to issuance of stock options, and $25,120 of depreciation and amortization. These expenses represented 42.1% of sales for the three months ended December 31, 2001 as compared to 2,024.4% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the sharp increase in sales.

         We expect that our ratio of operating expenses to sales will continue to decline as our sales volume increases relative to the size of our infrastructure, which is already in place. The principal component of our operating expenses is payroll which represented 15.4% of sales during the three months ended December 31, 2001. We will continue to expand our staff as our growth requires.

Other Income/Expense

         The principal component of other income (expenses) during the three months ended December 31, 2001 was interest expense of $33,079, as compared to $485 of interest expense for the corresponding period last year. The primary reason we are now incurring interest is due to the acquisitions of GuildMaster and Faith Walk.

Income Tax Expense

         During the three months ended December 31, 2001, we recognized income tax expense of $21,400. The provision for income taxes was determined by applying an effective income tax rate of approximately 18% to the Company's net loss before income taxes and nondeductible stock compensation.

Net Loss

         Our net loss decreased $296,957 compared to the same period last year, and decreased as a percentage of revenues from 2,366.8% to 3.5%. We consider these losses to be normal operating results for a new business. As our sales increase, we expect to become profitable due primarily to the fact that our infrastructure is in place and we will not need to incur significant additional operating expenses as our sales increase.

Inflation

         We do not believe that our business is materially affected by inflation. We anticipate that any increased costs caused by inflation will be passed on to our customers.

Liquidity and Capital Resources

         We had a net loss of $311,370 on sales of $6,714,647 for the six-month period ended December 31, 2001. GuildMaster generated income before income taxes of $185,867 on sales of $2,401,915 for the six months ended December 31, 2001. Faith Walk had a net loss before any income tax benefits of $105,916 on sales of $1,100,372 for the five-month period after acquisition ending December 31, 2001. Decorize generated a net loss before any income tax benefits of $380,527 on sales of $3,212,360 for the six-month period ended December 31, 2001. For the six-month period, Decorize recorded $385,584 of stock compensation expense.

         We used $733,746 in cash for operating activities during the six-month period ended December 31, 2001. The principal operating uses of cash were the $311,370 loss, an increase in receivables of $797,421, a decrease in accrued expenses of $287,400, and a decrease in accounts payable of $123,980. The primary operating sources of cash were a decrease in inventories of $185,121 and a decrease in prepaid expenses and other assets of $142,273.

         Our investing activities during the six-month period ended December 31, 2001 provided $382,678 in cash. This amount included a $693,038 decrease in other receivables. The acquisition of Faith Walk Designs, Inc. used $272,430 and $37,930 was used to acquire property and equipment.

         During the six months ended December 31, 2001, our financing activities provided $401,349. The predominant activities were:

         -        $271,463 in proceeds from stockholder notes.

         -        $90,000 in repayments of stockholder notes.

         - $275,940 from issuance of common stock, net of related expenses.

         -        $200,150 in proceeds from debt.

         -        $300,704 for the repayment of debt.

         Our cash and cash equivalents balance increased to $139,461 as of December 31, 2001, an $50,281 increase from June 30, 2001.

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

         As a result of our GuildMaster and Faith Walk Designs acquisitions, we have incurred the following debt:

         -        $925,000 promissory note due on June 15, 2002 to James K.
                  Parsons, our Executive Vice President and Director

         - $375,000 promissory note due on June 15, 2002 to Jon T. Baker, our President, Chief Executive Officer and Director.

         - $215,744 promissory note due on July 31, 2002 to John Michael Sandel and Kitty Sandel. Mr. Sandel is a Director of our company.

         -        $180,000 demand loan due to an unaffiliated stockholder.

         Our plan is to finance the payment of the notes and loan related to the acquisition of GuildMaster and Faith Walk Designs through the private placement described below. However, if we are for any reason unable to refinance these debts in this manner, we would expect to extend the due dates of the debts because the holders are all major stockholders, and, except in one case, officers and directors of our company.

         We have commenced a private placement financing for up to $5.0 million of our securities. We are offering up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of common stock and one common stock purchase warrant. Each warrant allows the holder thereof the purchase of a share of our common stock for $4.00 per share. As of January 31, 2002, we sold 200,000 Units for net proceeds of $475,000.

         On August 16, 2001, we borrowed $150,000 for 90 days from a commercial bank for working capital requirements. This loan has been guaranteed by our President and Chief Executive Officer, Jon T. Baker. This loan was paid off on November 13, 2001.

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

         As of December 31, 2001, our working capital was $2,603,710. This amount was comprised of $3,608,270 current assets and $1,004,560 current liabilities.

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

         Need for Additional Capital: As of December 31, 2001, the Company had approximately $139,000 of cash and short term investments. The Company has experienced negative operating cash flows since inception and expects the negative cash flow to continue until significant revenue is generated by the Company and its subsidiaries. The Company expects that the negative cash flow will decrease as a result of increased activities related to its operations. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

                  (d)      Not Applicable

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  We are undertaking a private placement financing for up to $5.0 million of restricted securities to accredited investors which we believe is exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. We are offering to sell up to an aggregate of 2,000,000 Units for $2.50 per Unit, each Unit consisting of one share of our common stock, $0.001 par value, and one five-year warrant to purchase one share of our common stock for $4.00 per share. As of January 31, 2002, we sold 200,000 Units for an aggregate of $475,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  (i) An Amendment to Form 8-K was filed by the Company dated as of July 31, 2001 and filed October 15, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 13, 2002                DECORIZE, INC.



                                          By: /s/ Jon Baker
                                             -----------------------------------
                                              Jon Baker, CEO and Principal
                                              Executive Officer


                                          By: /s/ Brent Olson
                                             -----------------------------------
                                              Brent Olson, V.P. of Finance, CFO,
                                              Treasurer and Principal Financial
                                              Officer