Form 10QSB
period 2002-03-31
DECORIZE INC
filed 2002-05-17
CIK 1095471

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

For the Quarter Period Ended
March 31, 2002                                     Commission File No. 001-31260


                                 DECORIZE, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                          43-1931810
  ------------------------------                          --------------------
    (State or jurisdiction of                                (IRS Employer
  incorporation or organization)                           Identification No.)

211 S. Union Street, Suite F, Springfield, Missouri              65802
---------------------------------------------------           ------------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number, including area code:  (417) 879-3326
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

                                 Yes [X] No [ ]

As of May 15, 2002, there were 10,432,774 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements


         Balance Sheets as of March 31, 2002 and June 30, 2001            3-4

         Statements of Operations for the three and nine months
         ended March 31, 2002 and March 31, 2001                           5

         Statements of Changes in Stockholders Equity for the period
         ended March 31, 2002                                              6

         Statements of Cash Flows for the nine months ended
         March 31, 2002 and March 31, 2001                                 7

         Notes to the financial statements                                8-11

                                 DECORIZE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                        March 31, 2002                June 30, 2001
                                                                       ---------------               ---------------
                                                                          (Unaudited)                   (Unaudited)
Current assets:
  Cash and cash equivalents                                            $       293,538               $        89,180

  Receivables:
    Trade, less allowance for doubtful accounts of $73,227
      at March 31, 2002 and $7,000 at June 30, 2001                          1,304,660                      601,753
    Other                                                                        5,477                      539,537

  Inventories                                                                2,194,686                    1,433,110

  Inventory deposits                                                            97,078                      125,650

  Deferred tax benefits                                                              -                        9,000

  Prepaid expenses and other                                                    42,791                       70,757
                                                                       ---------------               ---------------

    Total current assets                                                     3,938,230                    2,868,987

  Property and equipment, net                                                  413,494                      268,058

  Goodwill                                                                   3,274,503                    2,125,949

  Deferred tax benefits                                                              -                       23,700

  Other assets                                                                  59,624                        2,600
                                                                       ---------------               ---------------

Total assets                                                           $     7,685,851               $     5,289,294
                                                                       ===============               ===============


                         See accompanying notes to the consolidated financial statements.

                                         DECORIZE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31, 2002                June 30, 2001
                                                                       ---------------               ---------------
                                                                          (Unaudited)                   (Unaudited)
Current liabilities:
  Accounts payable                                                     $       841,447               $       180,446

  Accrued expenses                                                             297,558                       328,682

  Other current liabilities                                                     13,255                       268,160

  Current portion long-term debt                                               164,986                        27,728
                                                                       ---------------               ---------------

    Total current liabilities                                                1,317,246                       805,016

Long-term debt, less current portion                                           460,815                       138,172

Notes payable to stockholders                                                1,645,703                     1,300,000
                                                                       ---------------               ---------------

      Total liabilities                                                      3,423,764                     2,243,188
                                                                       ---------------               ---------------

Stockholders' equity:

  Preferred stock, $.001 par value; 10,000,000 shares
    authorized, none issued                                                          -                             -

  Common stock, $.001 par value; 50,000,000 shares authorized,
    10,412,774 shares at March 31, 2002 and 10,000,000 at
    June 30, 2001, issued and outstanding                                       10,413                        10,000

  Additional paid-in capital                                                 7,266,731                     4,511,136

  Accumulated deficit                                                       (3,015,057)                   (1,475,030)
                                                                       ---------------               ---------------

    Total stockholders' equity                                               4,262,087                     3,046,106
                                                                       ---------------               ---------------

Total liabilities and stockholders' equity                             $     7,685,851               $     5,289,294
                                                                       ===============               ===============


                             See accompanying notes to the consolidated financial statements.

                                                              4

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended                             Nine Months Ended
                                                  March 31, 2002        March 31, 2001           March 31, 2002      March 31, 2001
                                                  -------------         ---------------          -------------       --------------
                                                    (Unaudited)           (Unaudited)             (Unaudited)          (Unaudited)
Sales                                             $   2,655,740         $       426,895          $   9,370,387       $      711,202

Cost of sales                                         1,917,850                 299,002              6,113,772              519,831
                                                  -------------         ---------------          -------------       --------------

Gross profit                                            737,890                 127,893              3,256,615              191,371
                                                  -------------         ---------------          -------------       --------------

Operating expenses:
  Selling, general and administrative                 1,495,824                 461,866              3,786,726              966,231
  Stock compensation                                    392,603                       -                778,187                    -
  Depreciation and amortization                          33,345                  12,910                 85,012               30,100
                                                  -------------         ---------------          -------------       --------------
        Total operating expenses                      1,921,772                 474,776              4,649,925              996,331
                                                  -------------         ---------------          -------------       --------------

Net loss from operations                             (1,183,882)               (346,883)            (1,393,310)            (804,960)
                                                  -------------         ---------------          -------------       --------------

Other income (expense):
  Interest income                                         1,308                   5,427                  3,927               15,706
  Interest expense                                      (42,213)                      -               (130,231)                (485)
  Other                                                  12,530                       -                 12,287              (72,648)
                                                  -------------         ---------------          -------------       --------------
        Total other income (expense)                    (28,375)                  5,427               (114,017)             (57,427)
                                                  -------------         ---------------          -------------       --------------

Loss before income taxes                             (1,212,257)               (341,456)            (1,507,327)            (862,387)

Income tax expense                                       16,400                       -                 32,700                     -
                                                  -------------         ---------------          -------------       --------------

Net loss                                          $  (1,228,657)        $      (341,456)         $  (1,540,027)          $ (862,387)
                                                  =============         ===============          =============       ==============

Basic and diluted loss
  per share                                       $       (0.12)        $         (0.06)         $       (0.15)          $    (0.15)
                                                  =============         ===============          =============       ==============

Basic and diluted weighted-average
  shares outstanding                                 10,396,552               5,860,955             10,266,744            5,829,968
                                                  =============         ===============          =============       ==============



                                See accompanying notes to the consolidated financial statements.

                                                                5

                                         DECORIZE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        NINE MONTHS ENDED MARCH 31, 2002

                                                                               Additional
                                                  Common Stock                  Paid-in          Accumulated
                                              Shares         Par Value           Capital            Deficit           Total
                                         ---------------   ------------------   ---------------   -------------   ------------------
Balances, June 30, 2001                      10,000,000       $ 10,000          $ 4,511,136      $ (1,475,030)     $ 3,046,106

Net loss                                              -              -                    -        (1,540,027)      (1,540,027)

Issuance of common
  stock for acquisition of
  Faith Walk Designs, Inc.                      161,443            162              509,838                 -          510,000

Issuance of stock warrants                            -              -              124,000                 -          124,000

Common stock warrants issued
  in conjunction with note payable                    -              -              276,515                 -          276,515

Beneficial conversion option
  associated with note payable                        -              -              473,485                 -          473,485

Compensation related to issuance
  of stock options to a nonemployee                   -              -               16,500                 -           16,500

Net proceeds from sale of common
  stock, net of operating costs $10,679         250,000            250              574,071                 -          574,321

Issuance of common stock
  for services                                    1,331              1                2,999                 -            3,000

Stock compensation expense related to
  stock options issued under
  Equity Incentive Plan                               -              -              778,187                 -          778,187
                                             ----------       --------          -----------      ------------      -----------

Balances, March 31, 2002                     10,412,774       $ 10,413          $ 7,266,731      $ (3,015,057)     $ 4,262,087
                                             ==========       ========          ===========      ============      ===========


                               See accompanying notes to the consolidated financial statements.

                                                               6

                                              DECORIZE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                March 31, 2002         March 31, 2001
                                                                                ---------------        --------------
                                                                                  (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (1,540,027)       $    (862,387)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                          85,012               30,100
  Compensatory issuance of common stock and stock options                               797,687               91,665
  Loss on abandonment of property and equipment                                               -               72,293
  Deferred income taxes                                                                  32,700                    -

Changes in operating assets and liabilities:
  Receivables                                                                          (532,696)            (207,076)
  Inventories                                                                          (236,661)             (23,767)
  Prepaid expenses and other                                                              6,505              (99,775)
  Accounts payable                                                                      200,698               38,201
  Accrued expenses and other                                                           (293,230)              79,033
                                                                                ---------------        -------------
      Net cash used in operating activities                                          (1,480,012)            (881,713)
                                                                                ---------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (59,362)            (155,114)
  Collection of other receivables                                                       688,316                    -
  Acquisition of Faith Walk Designs, Inc., net of $20,000 cash acquired                (295,811)                   -
                                                                                ---------------        -------------
      Net cash provided by (used in) investing activities                               333,143             (155,114)
                                                                                ---------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                 (347,203)              (2,881)
  Proceeds from issuance of long-term debt                                              950,150                    -
  Proceeds from issuance of stockholders notes payable                                  271,463                    -
  Principal payments of stockholders notes payable                                     (141,504)                   -
  Issuance of common stock, net of related expenses                                     574,321            1,107,519
  Proceeds from issuance of stock warrants                                               44,000                    -
                                                                                ---------------        -------------
      Net cash provided by financing activities                                       1,351,227            1,104,638
                                                                                ---------------        -------------
      Net increase in cash and cash equivalents                                         204,358               67,811

CASH AND CASH EQUIVALENTS at beginning of period                                         89,180              381,859
                                                                                ---------------        -------------
CASH AND CASH EQUIVALENTS at end of period                                      $       293,538        $     449,670
                                                                                ===============        =============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock warrants issued in conjunction with note payable                         276,515                    -
  Beneficial conversion option associated with note payable                             473,485                    -


                                See accompanying notes to the consolidated financial statements.

                                                               7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principals for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in Decorize, Inc.'s Form 10-KSB for the fiscal year ended June 30, 2001.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents.

2.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since all stock options and warrants would be antidilutive, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

3.  ACQUISITION OF FAITH WALK DESIGNS, INC.

On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for the acquisition of Faith Walk Designs, Inc. was a 6.75% promissory note originally due March 31, 2002, and amended to be due on July 31, 2003, in the principal amount of $215,744, cash and acquisition cost, net of cash acquired of $315,811 and $510,000 in Decorize, Inc. common stock for total consideration of $1,041,555. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the Company since the acquisition date.

The following unaudited pro forma information summarizes the results of operations for the periods indicated as if the GuildMaster and Faith Walk acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results of the acquired companies prior to the acquisition. Adjustments to interest expense and income taxes are reflected in the pro forma data. No effect has been given to cost reductions or operation synergies in this presentation. The pro forma data does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                      Three Months        Three Months           Nine Months          Nine Months
                                         Ended                Ended                 Ended                Ended
                                     March 31, 2002      March 31, 2001        March 31, 2002       March 31, 2001
                                     --------------      --------------        --------------       --------------
Sales                                   2,655,740            2,726,831             9,568,028            8,463,694

Cost of sales                           1,917,850            1,542,364             6,232,626            4,837,759
                                    -------------         ------------          ------------         ------------
Gross profit
                                          737,890            1,184,467             3,335,402            3,625,935

Operating expenses                      1,921,772            1,420,527             4,740,529            3,948,388
                                    -------------         ------------          ------------         ------------
Net income (loss) from
  operations                           (1,183,882)            (236,060)           (1,405,127)           (322,453)

Other income (expense)                    (28,375)             (50,711)             (128,349)            (260.801)
                                    -------------         ------------          ------------         ------------
Net loss before income taxes
                                       (1,212,257)            (286,771)           (1,533,476)            (583,254)

Income tax expense                         16,400                    -                32,700                    -
                                    -------------         ------------          ------------         ------------
Net loss
                                       (1,228,657)            (286,771)           (1,566,176)            (583,254)
                                    =============         ============          ============         ============
Basic and diluted
  Loss per share                    $       (0.12)        $      (0.05)         $      (0.15)        $      (0.10)
                                    =============         ============          ============         ============

4.  STOCK OPTION PLAN

The Company established the 1999 Equity Incentive Plan under which the Company was authorized to issue up to three million shares of common stock to employees, directors and consultants. The Company accounts for stock options granted to employees and directors under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As of March 31, 2002 the Company has granted 920,923 stock options of which none have been exercised. The stock options granted on June 28, 2001 contained certain performance features, which required them to be accounted for as variable options. Under variable stock option accounting, compensation expense is recorded for increases or decreases in the price of the Company's common stock. On March 15, 2002 these options were modified by the Board of Directors to accelerate vesting. This modification requires these options to be accounted for as variable stock options until they are exercised, forfeited or canceled. The Company recognized $778,187 and $392,603 in expense related to stock options for the nine months and three months ended March 31, 2002, respectively.

5.  ISSUANCE OF STOCK WARRANTS

On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. in exchange for up to $50,000 ($44,000 of which was received) and the waiver by such holders of any claims they might have against Decorize, Inc. in connection with the formation of the Company in June 2001. The warrants are exercisable for $2.00 per share until June 30, 2003. As of March 31, 2002, 470,000 warrants remained outstanding and 30,000 warrants had been exercised for consideration of $60,000. The Company accrued an $80,000 charge in June 2001, related to the fair value of these warrants, less cash to be received.

6.  PRIVATE PLACEMENT

In February 2002, the Company completed a private placement financing of $525,000 of restricted securities consisting of common stock and common stock warrants to accredited investors, which was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The Company sold the shares and warrants as Units at prices between $2.25 and $2.50 per Unit, with each Unit consisting of one share of our common stock and one five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase was 20,000 Units for $50,000. On February 28, 2002 the Company closed the private placement subscriptions for 220,000 Units at a total selling price of $525,000.

The Company agreed to prepare a registration statement covering the common stock issued pursuant to sale of the Units and the associated warrants. The Company further pledged to use its best efforts to cause the registration statement for the common stock to be made effective by the SEC and to maintain the effectiveness of the registration statement until all such common stock has been resold by the initial owners.

7.  ACCOUNTING CHANGES

On July 1, 2001 the Company adopted SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. The Company recognized no amortization expense related to goodwill during the period July 1, 2001 to March 31, 2002.

8.  DEBT AGREEMENT

The Company entered into a securities purchase agreement on February 26, 2002. Under this agreement the Company issued a convertible term note in the amount of $750,000 and warrants to purchase an aggregate of 300,000 shares of common stock. The note accrues at a 6% interest rate and requires equal monthly installments of principal and interest, in the amount of $68,423 to be paid on the last day of each calendar month beginning on March 31, 2003, through February 2004. Within one year the holder of this note may convert all or any portion of the outstanding balance of this note, including accrued but unpaid interest, into shares of common stock. The price at which the note is convertible is $2.50 per share. The warrants have an exercise price of $3.00 per share. If the Company does not obtain certain financing by December 31, 2002, the warrant exercise price will be reduced to $1.50 per share. The warrants are exercisable until February 26, 2005.

The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable issued on February 26, 2002, amounted to $276,515 and $473,485, respectively and were recorded as a discount on the note. The discount is being amortized to interest expense over the two-year term of the convertible note payable using the interest method.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 2002 and 2001.

         The following narrative is written with the presumption that the users have read or have access to the Company's 2001 Form 10-KSB, which contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the period then ended.

Acquisition of Faith Walk Designs, Inc.

         On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. The consideration given for Faith Walk Designs, Inc. was a promissory note bearing interest at a rate of 6.75% per annum, originally due March 31, 2002, and subsequently extended to July 31, 2003, in the principal amount of $215,744, cash and acquisition of $315,811 and $510,000 in Decorize, Inc. common stock for consideration of $1,041,555. The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the company since the acquisition date.

General

         Because of our limited operating history, we do not have information regarding the seasonality of sales for Decorize.com on a consolidated basis. The operating history of GuildMaster during the last three calendar years indicates that approximately 44% of its sales occur in the first half of the calendar year and 56% of its sales occur in the second half. The operating history of Faith Walk during the last three calendar years indicates that approximately 49% of its sales occur in the first half of the calendar year and 51% of its sales occur in the second half.

         Since a large portion of our products are sourced from the Far East, our gross margins can be expected to fluctuate to some extent with changes in foreign currency exchange rates. Our gross margins could also be affected by changes in ocean freight rates due to fluctuations in fuel prices and other factors that affect these rates.

         From its inception in July 2001, Decorize.com has sourced products from more than 25 suppliers. Two of these suppliers have accounted for approximately 43% of our total purchases. We are expanding our network of manufacturing partners both in number and geographically. GuildMaster has in excess of 50 suppliers, none of which account for more than 15% of its purchases. Faith Walk has utilized more than 40 suppliers, none of which account for more than 41% of its purchases.

Results of Operations

         The following table presents the percentage of total revenues of the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations, a copy of which is included herein. All such data should be read only in conjunction with and is qualified in their entirety by reference to our financial statements and accompanying notes:

                                   For the three months                       For the nine months
                                      ended March 31,        Change             ended March 31,      Change
                                      ----------------       ------             ---------------      ------
                                     2002          2001                       2002          2001
                                     ----          ----                       ----          ----
Sales (net)                          100%          100%                        100%        100%

Cost of sales                        72.2%         70.0%       2.2             65.3%       73.1%       (7.8)

Gross profit                         27.8%         30.0%      (2.2)            34.7%       26.9%        7.8
Selling, general and
  operating expenses                 72.4%        111.3%     (38.9)            49.6%      140.1%      (90.5)

Operating loss                      (44.6%)       (81.3%)     36.7            (14.9%)    (113.2%)      98.3

Total other income (expense)         (1.1%)         1.3%      (2.4)            (1.2%)      (8.1%)       6.9

Income tax expense                   (0.6%)          -        (0.6)            (0.3%)        -         (0.3)

Net loss                            (46.3%)       (80.0%)     33.7            (16.4%)    (121.3%)     104.9

Nine months ended March 31, 2002 compared with the nine months ended March 31, 2001

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the nine-month period ended March 31, 2002 were $9,370,387, which represents a 1,217.5% increase when compared to revenues for the nine months ended March 31, 2001 of $711,202. This significant increase is attributable to the acquisition of GuildMaster (a wholly owned subsidiary of the Company that was acquired on June 18, 2001 with revenue of $3,453,798 for the 2002 period and Faith Walk with revenue of $1,777,629 since its July 31, 2001 acquisition), as well as the internal growth of Decorize.com (a division of Decorize, Inc.).

         The Decorize.com sales represented shipments to over 475 customers during the nine months ended March 31, 2002. One customer accounted for approximately 30% of the total sales of this division and the top ten customers of this division represented approximately 81% of sales. During this same period no one customer of Faith Walk or GuildMaster represented more than 15% of that subsidiary's total sales.

Cost of Sales

         Our cost of sales is comprised principally of the costs of goods purchased from our suppliers and the cost of freight to ship the products from our suppliers to our retail customers. Since GuildMaster and, to a lesser extent, Faith Walk, manufacture a portion of their own products; its manufacturing costs for those products are included in the cost of sales.

         During the nine-month period ended March 31, 2002, our cost of sales of $6,113,772, including a third quarter inventory adjustment of $302,120, was 65.3% of sales and the resulting gross profit was 34.7% of sales. During the nine-month period ended March 31, 2001, our cost of sales of $519,831 was 73.1% of sales and the resulting gross profit for that period was 26.9% of sales. This increase in gross profit can be attributable to the increase in revenue allowing us to purchase products from our suppliers at a greater discount.

Operating Expenses

         Operating expenses include all selling, general and administrative expenses not associated with the costs and shipment of the products. During the nine-month period ended March 31, 2002, our operating expenses were $4,649,925, including stock option expense of $778,187, an increase of $3,653,594 or 366.7%, as compared to the same period last year. This increase is directly attributable to the growth in sales, which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the nine-month period ended March 31, 2002, our operating expenses were comprised of $3,786,726 of selling, general and administrative expenses, $794,687 related to issuance of stock options, and $85,012 of depreciation and amortization. These expenses represented 49.6% of sales for the nine months ended March 31, 2002 as compared to 140.1% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the substantial increase in sales and the economies of scale and fixed cost nature of certain expenses.

         We expect that our ratio of operating expenses to sales will continue to decline as our sales volume increases relative to the size of our existing infrastructure. The principal component of our operating expenses is payroll, which represented 13.7% of sales during the nine months ended March 31, 2002. We will continue to expand our staff, as our growth requires.

Other Income/Expense

         The principal component of other income (expenses) during the nine months ended March 31, 2002 was interest expense of $130,231, as compared to $485 of interest expense for the corresponding period last year. The primary reasons we are now incurring interest, relates to the acquisitions of GuildMaster and Faith Walk, and the private placement of a $750,000 convertible note issued in February 2002.

Income Taxes

The income tax provision relates to the valuation reserve recorded for deferred tax benefits previously recorded, due to the uncertainty of realization.

Net Loss

         Our net loss was $1,540,027 for the nine months ended March 31, 2002 compared to $862,387 for the same period last year. As a percentage of revenue, the net loss decreased to 16.4% in 2002 from 121.3% from 2002 the decrease being primarily attributable to the growth in sales and the acquisitions.

Three months ended March 31, 2002 compared with the three months ended March 31, 2001

         Sales for the three-month period ended March 31, 2002 were $2,655,740, which represents a 522.1% increase when compared to revenues for the three months ended March 31, 2001 of $426,895. This increase is attributable to the acquisition of GuildMaster and Faith Walk with revenue of $1,051,883 and $677,257, respectively, for the 2002 period, as well as the internal growth of Decorize.com.

         The Decorize.com sales represented shipments to over 200 customers during the three months ended March 31, 2002. One customer accounted for approximately 52.2% of the total sales of this division and the top ten customers of this division represented approximately 70.2% of divisional sales. During this same period no one customer of Faith Walk or GuildMaster represented more than 18.4% of each subsidiary's total sales.

Cost of Sales

         During the three-month period ended March 31, 2002, our cost of sales of $1,917,850, including a $302,120 inventory adjustment, was 72.2% of sales and the resulting gross profit was 27.8% of sales. During the three-month period ended March 31, 2001, our cost of sales of $299,002 was 70.0% of sales and the resulting gross profit for that period was 30.0% of sales.

Operating Expenses

         During the three-month period ended March 31, 2002, our operating expenses were $1,921,772, including $409,103 in stock option expense, an increase of $1,446,996 or 304.7%, as compared to the same period last year. This increase is directly attributable to the growth in sales, which required additional personnel and caused us to pay greater sales commissions, and staff increases due to the acquisitions of GuildMaster and Faith Walk. During the three-month period ended March 31, 2002, our operating expenses were comprised of $1,495,824 of selling, general and administrative expenses, $392,603 related to issuance of stock options, and $33,345 of depreciation and amortization. These expenses represented 72.4% of sales for the three months ended March 31, 2002 as compared to 111.3% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales and the economies of scale and fixed cost nature of certain expenses.

         The principal component of our operating expenses is payroll, which represented 18.5% of sales during the three months ended March 31, 2002. We will continue to expand our staff, as our growth requires.

Other Income/Expense

         The principal component of other income (expenses) during the three months ended March 31, 2002 was interest expense of $42,213, as compared to no interest expense for the corresponding period last year. The primary reasons we are now incurring interest are due to the acquisitions of GuildMaster and Faith Walk, and the private placement of a $750,000 convertible note issued in February 2002.

Income Taxes

The income tax provision relates to the valuation reserve recorded for deferred tax benefits previously recorded, due to the uncertainty of realization.

Net Loss

         Our net loss was $1,228,657 for the three months ended March 31, 2002 compared to $341,456 for the same period last year. The net loss decreased as a percentage of revenues to 46.3% from 80.0% due principally to our growth in sales and acquisitions.

Inflation

         We do not believe that our business is materially affected by inflation. We anticipate that any increased costs caused by inflation will be passed on to our customers.

Liquidity and Capital Resources

         Cash used in operating activities during the nine-month period ended March 31, 2002 amounted to $1,480,012. The principal operating uses of cash related to the $1,540,027 net loss. The $797,687 of non-cash stock compensation expense was substantially offset by the use of cash to fund growing working capital needs.

         Investing activities during the nine-month period ended March 31, 2002 provided $333,143 in cash. This amount included a $688,316 collection on other receivables. The acquisition of Faith Walk Designs, Inc. used $295,811 while $59,362 was used to acquire property and equipment.

         During the nine months ended March 31, 2002, cash provided by financing activities amounted to $1,351,227, principally related to $1,221,613 in proceeds from the issuance of long-term debt and stockholder notes payable and $618,321 in proceeds from the issuance of common stock and stock warrants, less $488,707 in principal payment on our debt obligations.

         We acquired Faith Walk Designs for a total consideration of $1,010,000. The components of this consideration were a promissory note of approximately $216,000, a cash payment of approximately $284,000, and 161,443 shares of our common stock valued at $510,000 ($3.159 per share).

         As a result of our GuildMaster and Faith Walk Designs acquisitions, we have issued the following debt instruments to certain related parties:

         -        $925,000 promissory note due on July 31, 2003 to James K.
                  Parsons, our Executive Vice President and Director

         - $375,000 promissory note due on July 31, 2003 to Jon T. Baker, our President, Chief Executive Officer and Director.

         - $215,744 promissory note due on July 31, 2003 to John Michael Sandel and Kitty Sandel. Mr. Sandel is a Director of our company.

         -        $180,000 demand loan due to an unaffiliated stockholder.
                  $50,000 of this loan has been repaid.

         Our plan is to finance the payment of these notes and loan agreements related to the acquisition of GuildMaster and Faith Walk Designs through cash generated from profitable operations and from additional external financing. However, if we are for any reason unable to refinance these debts in this manner, we would expect to be able to further extend the due dates of the debts because the holders are all major stockholders, and, except in one case, officers and directors of our company.

         In February 2002, the Company completed a private placement financing of $525,000 of restricted securities consisting of common stock and common stock warrants to accredited investors, which was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The Company sold the shares and warrants as Units at a price between $2.25 and $2.50 per Unit, with each Unit consisting of one share of our common stock and one five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase was 20,000 Units for $50,000. On February 28, 2002 the Company closed the private placement subscriptions for 220,000 Units at a total selling price of $525,000.

         On August 16, 2001, we borrowed $150,000 for 90 days from a commercial bank for working capital requirements. This loan was guaranteed by our President and Chief Executive Officer, Jon T. Baker, and was repaid on November 13, 2001.

         We anticipate that additional working capital will be required to finance the growth of our business. As of March 31, 2002, our working capital was $2,620,984. In particular, we require cash to fund the purchase of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to the Company in the form of factored accounts receivable.

         We anticipate that unless there are major declines in the economy, we will be profitable on a consolidated basis (excluding non-cash charges for stock option expense) in the next fiscal year, which will end on June 30, 2003. We believe that additional equity financing may be needed to meet the capital requirements associated with our internal growth objectives. We continue to evaluate opportunities for private placement financing of debt and equity to meet those capital requirements as well as to retire the debt we have incurred in the acquisition of GuildMaster and Faith Walk Designs. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on the Company.

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

Need for Additional Capital: As of March 31, 2002, the Company had approximately $294,000 of cash and short-term investments. The Company has experienced negative operating cash flows since inception and expects the negative cash flow to continue until the Company and its subsidiaries generate a higher level of revenue. The Company expects that the negative cash flow will decrease as a result of continuing growth in revenue generation. The Company's future success is also dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's products. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. All transactions are denominated in U.S. dollars, but the volatility and the strength of the dollar relative to other currencies could have a significant effect on our results of operations.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  (i) On March 15, 2002, the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item
                           5. Other Events" of such Report in connection with the completion of the Company's private placement of units of the Company's common stock and five-year common stock warrants.
                  (ii) On March 19, 2002, the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item
                           5. Other Events" of such Report in connection with the completion of the Company's private placement of $750,000 convertible promissory note and warrants to acquire 300,000 shares of common stock.
                  (iii) On April 12, 2002, the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item
                           4. Change in Registrant's Certifying Accountants" of such Report in connection with the Company's dismissal of its previous independent public accountants, Kirkpatrick, Phillips & Miller, CPA's, P.C., and its engagement of Ernst & Young, LLP as their replacement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2002                    DECORIZE, INC.



                                         By:      /s/ Jon Baker
                                            --------------------------------
                                             Jon Baker, CEO and Principal
                                             Executive Officer


                                         By:  /s/ Alex Budzinsky
                                            --------------------------------
                                             Alex Budzinsky, EVP