Form 10-K
period 2002-06-30
DECORIZE INC
filed 2002-10-02
CIK 1095471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   Form 10-KSB

       [X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2002.

                                       or

       [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for the transition period from _________ to ___________.

                        Commission File Number 001-31260

                                ----------------

                                 Decorize, Inc.
             (Exact name of registrant as specified in its charter)
                                ----------------

                    Delaware                            43-193180
           (State of Incorporation)        (IRS Employer Identification Number)

                                 1938 E. Phelps
                              Springfield, MO 65802
                                 (417) 879-3326
        (Address, zip code and telephone number, including area code, of registrant's principal executive offices)
                             ----------------------

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $0.001 par value

       Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No

       Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [_]

       At September 25, 2002, there were 10,432,774 outstanding shares of the registrant's Common Stock. At September 25, 2002, the total aggregate market value of the 4,305,715 shares of voting stock held by non-affiliates of the registrant was $8,396,144, based upon a closing bid of the registrant's Common Stock as reported by The American Stock Exchange on that date of $1.95 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant.

                      Documents Incorporated By Reference:

       Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 25, 2002 - Part III

                                 DECORIZE, INC.

PART I

       Item 1.   Description of Business .......................................................    1
       Item 2.   Description of Properties .....................................................    7
       Item 3.   Legal Proceedings .............................................................    8
       Item 4.   Submission of Matters to a Vote of Security Holders ...........................    8

PART II
       Item 5.   Market for Common Equity and Related Stockholder Matters ......................    9
       Item 6.   Management's Discussion and Analysis or Plan of Operations ....................    9
       Item 7.   Financial Statements ..........................................................  F-1

PART III
       Item 8.   Change in and Disagreements with Accountants on Accounting
                 and Financial Disclosure ......................................................   13
       Item 9.   Directors and Executive Officers of the Registrant ............................   13
       Item 10.  Executive Compensation ........................................................   13
       Item 11.  Security Ownership of Certain Beneficial Owners and Management ................   13
       Item 12.  Certain Relationships and Related Transactions ................................   13

PART IV
       Item 13.  Exhibits and Reports on Form 8-K ..............................................   13

SIGNATURES .....................................................................................   14

                           FORWARD-LOOKING STATEMENTS

       This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risk, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; and (iv) the seasonality of our business.

       Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of this report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. BUSINESS

Overview

       Decorize, Inc. is a manufacturer and wholesaler of imported home furnishings and home accent items. References in this annual report to "we," "us," and "our" refer to Decorize, Inc. and its subsidiaries on a consolidated basis. We operate the business through our principal operating division, Decorize.com, and our wholly-owned subsidiaries, GuildMaster, Inc. and Faith Walk Designs, Inc. Decorize.com and GuildMaster are located in Springfield, Missouri; Faith Walk is located in Houston, Texas. We became a publicly traded company in July 2001 through a reverse merger with a company named Guidelocator.com and adopted its fiscal year end of June 30. We completed the acquisition of GuildMaster in June 2001, and the acquisition of Faith Walk in July 2001, which expanded our operations in the home accents and accessories business.

       We founded the company that became Decorize, Inc. in March 2000 to create the first "source-to-business" home furnishings and accents company designed to serve both large and small U.S. retail customers with products delivered directly from the Far East on orders as small as $1,000. Our objective is to alter existing industry standards for delivery times, product value, item uniqueness, and selection by relying on improvements in information technology, logistics processes and our innovative business model.

Decorize.com

       The Decorize.com operating division sources its products from a network of manufacturing partners in the Far East, principally China, the Philippines, Thailand, Indonesia and Vietnam. Working in concert with one of the world's leading logistics companies, we warehouse and stage products in facilities located in those countries for shipment directly to our retail customers in the United States. We call this strategy our "source-to-business" model, which enables us to provide our customers with pricing that is substantially below traditional wholesale levels.

       We use our "source-to-business" model to serve two distinct market segments, the large-business segment and small-business segment. The large-business segment is comprised of large retailers that we believe can benefit from our pricing, delivery times and custom design capability. The small-business segment includes small retailers, designers and decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. We provide products to these small retailers at lower prices on an "international freight included" basis that we believe has not previously been available to them in the home furnishings industry.

GuildMaster

       GuildMaster is a Missouri corporation that we acquired in June 2001. GuildMaster designs custom, high-end, home accent products that are either produced to its specifications by manufacturers located in the Far East or are manufactured by GuildMaster in its Springfield, Missouri facility. GuildMaster ships a major part of its product directly to customers from overseas factories. It also warehouses some products at the GuildMaster facility and ships available inventory to retailers throughout the country.

Faith Walk

       Faith Walk is a Missouri corporation that we acquired in July 2001. Faith Walk has historically sourced its products in unpainted form from United States suppliers and added design finishing in their Houston, Texas manufacturing facility. Under our new "source-to-business" strategy, Faith Walk is creating designs to be manufactured entirely by our suppliers in the Far East and then directly shipping finished products to our retail clients in the United States. This direct shipping method allows us to manufacture our products at substantially reduced cost levels that will allow Faith Walk to reduce prices to its customers for its current product offerings, while still increasing its gross margins. Faith Walk is currently transitioning its product offerings to our "source-to-business" model.

Business Strategy

       The Decorize "source-to-business" model eliminates several layers of handling and warehousing by importers and retailers. Products are sourced in the Far East and shipped directly to retailers in the U.S. We have developed support systems for manufacturing of our products in the Far East, which supports product development and provides quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of the Decorize model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. The Decorize model enables us to provide high-volume, high quality proprietary products to large retailers at attractive prices and offers small retailers access to a broad range of accessories and accent furniture which was previously not available to them.

       We are expanding our product sourcing, development and warehousing operations in the Far East to support the rapidly increasing volumes of product sourced there under our business model. At the same time, we are continuing to build our sales staff in the U.S. in order to improve our ability to present our products and services to a growing customer base.

       On the operational level, we continue to implement and improve technology solutions that enable us to work closely with suppliers, as well as customers to plan and track orders, production status, and deliveries in order to meet demanding production and delivery timelines. We expect to invest substantial resources to improve our technology.

       Our long-term strategy includes the acquisition or in-house development of additional product categories that will enable us to offer a broad line of accessories, accent furniture, and related categories. We also intend to grow our current staff and management and operational infrastructure in order to pursue marketing opportunities that we have identified. We may need to raise additional external funds to implement our growth strategy in a timely fashion. To that end, we expect to evaluate various financing opportunities in private or public markets and will arrange financing when appropriate terms are available.

Merchandise

       We manufacture and sell imported home furnishings and home accent items such as chests, tables, chairs, painted furniture, paintings, sculptures, tapestries, other fine art pieces, various hand-made ceramics, candles, lamps and similar accessory items.

       Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining high quality merchandise in adequate volumes and at suitable prices.

Suppliers

       We have developed a network of more than 30 supply partners in China, the Philippines, Thailand, Indonesia, Hong Kong and Vietnam that manufacture the products we sell to our customers. For the year ended June 30, 2002, Decorize's top ten vendors accounted for approximately 48% of our total purchases. None of our suppliers are material to our business as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during any future fiscal year. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements.

       Our relationship with one of the world's leading logistics companies provides us with state-of-the-art staging and warehousing facilities in the Philippines and Hong Kong. If it is necessary, we have alternative sources for those staging and warehousing services.

Customers

       The current customer base for our three operating divisions includes approximately twelve leading large retailers and more than a thousand small retailers, designers and decorators. During the twelve months ended June 30, 2002, our customer revenues were approximately $14,100,000.

Industry Structure and Competition

       The premium home accents and accessories market segment of the home furnishings industry, in which we compete, is estimated to generate approximately $20 billion of sales at the wholesale level. There are approximately 26,000 companies in this segment. We believe that there are no dominant competitors within our segment of the home furnishings industry.

       There is intense competition in our industry. However, we believe that our low-cost business model and the ability to provide highly customized products will allow us to increase revenues rapidly. We also expect to have opportunities to acquire companies in the industry that can benefit from our business model. Our model is not protected from duplication and it is possible that other companies will compete with us by using a similar approach in conducting their business.

Foreign Market Risks

       As an importer of manufactured products from several countries in the Far East, our business is subject to political risks that are beyond our control, particularly in relation to China. However, we believe that the globalization movement and the entry of China into the World Trade Organization reduce that risk. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries.

       We are also subject to governmental regulations and tariff policies, which may change from time to time. We believe that the trends are favorable toward the reduction of tariffs and expansion of international trade, which should benefit our business.

Warehousing and Distribution

       An important aspect of our success involves our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required. The greater part of the products sold by our operating companies are not warehoused at our expense, since we have those products shipped directly from our manufacturers in the Far East to the retailer stores or distribution centers operated by our retail customers. We deliver goods via shipping containers to certain customers and use common and contract carriers to distribute smaller amounts of merchandise to stores. Quick and efficient distribution is required to meet customer needs, and we are continually pursuing improvements in the delivery process.

Management Information Systems

       We maintain a corporate local area network computer system, which integrates purchase orders, imports, transportation, distribution, and financial systems. Expenditures for management information systems are anticipated in the foreseeable future to refine and update these systems.

Trademarks and Tradenames

       We have registered the names "Decorize" and "Decorize.com," and have registered "The World's Decor...Right to your Door" as trademarks with the United States Patent and Trademark office.

Employees

       At June 30, 2002, we employed 62 persons, all of whom were employed on a full-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Risk Factors

       The value of our business and an investment in our common stock is subject to the significant risks inherent with our business. Investors should consider carefully the risks and uncertainties described below and the other information in this Form 10-KSB. If any of the events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

       This report contains forward-looking statements regarding Decorize's performance, strategy, plans, objectives, expectations, beliefs and intentions. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. See "Forward-Looking Statements" on page 1 of this annual report. The following is a discussion of some of the factors and risks that could contribute to those differences.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

       The concept for Decorize's business model was developed in 2000. The acquisitions of our two operating subsidiaries were completed in June 2001 and July 2001, respectively. Even though certain of our business units have operated independently for some time, we have a limited operating history in our current combined form. Our limited operating history may make it difficult for you to evaluate our business and prospects. This must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

We have incurred losses historically.

       We incurred a net loss of $665,881 for the period March 6, 2000 (inception) to December 31, 2000, a net loss of $809,149 for the period January 1, 2001 to June 30, 2001 and a net loss of $2,016,842 for the fiscal year ended June 30, 2002. We may incur additional operating losses in the future. Although our revenues increased significantly in fiscal year 2002, our operating expenses also increased substantially. We cannot assure that our revenues will continue to grow, and we anticipate that operating expenses will continue to increase along with revenues, but at a decreasing rate. If the funds are available, we expect to invest heavily in developing our operating divisions and in expanding our businesses, all of which will place significant burdens on our business. We will need to generate greater revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed. If our operating losses continue on a long-term basis, our operations would be materially and adversely effected.

We may need to raise additional funds, and these funds may not be available when we need them.

       Based on our current plans, we believe that our cash in hand and cash generated from operations will be sufficient to fund our operations at current levels for the foreseeable future. However, we will need to raise additional funds to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, and respond to unanticipated events. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing shareholders and the issuance of additional debt securities may increase the perceived risk of investing in our company.

We must effectively manage the growth of our operations, or our company will suffer.

       During the period from June 1, 2001 to June 30, 2002, our total number of employees increased from 7 to approximately 62. Our operations growth has placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. We need to continue to improve our financial and managerial controls, reporting systems and procedures, and to expand, train and manage our workforce.

We may engage in acquisitions, which could consume resources and have an adverse impact on our business and financial condition.

       If funding is available, we plan to explore the possibility of acquiring other businesses. Any future acquisitions could expose us to risks, including risks associated with assimilating new operations, technologies and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies. Acquisitions may also result in additional expenses from amortizing acquired intangible assets. We may not be able to overcome these risks or any other problems associated with such acquisitions. Our inability to overcome these risks could adversely affect our business and financial condition.

We face substantial competition from numerous sources, many of which have access to better resources.

       We encounter intense competition in all aspects of our business, and this competition may increase in the future. Barriers to entry in our markets are not significant, and current and new competitors may be able to launch new businesses similar to ours at a relatively low cost. We compete with Internet businesses, as well as traditional brick-and-mortar companies, many of which have more resources than we. If we are unable to compete effectively with our competitors, our financial condition could be adversely affected. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

Our directors currently control our management.

       The current members of our Board of Directors beneficially own in the aggregate approximately 58% of the issued and outstanding shares of our common stock. As a result, the directors are collectively able to control our company by electing all of our directors and generally directing our affairs. Similarly, minority shareholders may be unable to elect any of our directors, because our shareholders cannot accumulate the votes in the amount necessary to elect a director. The voting power of our majority shareholders may delay or prevent a change in control.

Investors must rely on our current officers and directors for the success of their investment, and we will need to attract additional personnel.

       We are dependent upon Jon Baker and Jim Parsons to continue in the performance of their duties. Our stability and growth could be significantly compromised if these members of management were unable or unwilling to perform their responsibilities. In addition, we will need to attract and retain operational and management personnel in order to successfully grow. Additional personnel may be expensive, and we may not have the necessary funds to hire the personnel we need to grow. If we are unable to attract and retain qualified management and technical personnel when they are needed, our businesses could suffer.

Part of our success depends on the reliability and continued growth of the Internet.

         The success of the small-business segment of our Decorize.com business depends in part on the growing use and acceptance of the Internet as an effective medium of information exchange by companies. Rapid growth in the use, and interest of, the Internet is a recent development. The Internet may fail as a medium of information transfer for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of companies will adopt and continue to use the Internet as a medium of information exchange.

         A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Any such taxes may, directly or indirectly, affect Decorize.com and our other operations. Foreign countries also may tax Internet transactions. Any such taxes could negatively impact our business.

The security of our computer system could be breached.

         Despite our implementation of security measures, our computer system is vulnerable to computer viruses, electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by such breaches. Our failure to prevent security breaches could have a material adverse effect on our business and operating results.

An increase in the cost, or a disruption in the flow, of our imported products may significantly decrease our sales and profits.

         We import products which are purchased or manufactured overseas to sell to our customers. Merchandise imported directly from overseas manufacturers currently accounts for approximately 85% of our total purchases. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

         . disruptions in the import of products because of factors such as:

               -- raw material shortages, work stoppages, strikes and political unrest;

               -- problems with ocean shipping, including shipping container shortages;

               -- increased inspections of import shipments or other factors causing delays in shipments;

               -- economic crises, international disputes and wars; and

         . increases in the cost of purchasing or shipping foreign merchandise resulting from:

               -- loss of "most favored nation" trading status by the United
                  States in relation to a particular foreign country;

               -- import duties, import quotas and other trade sanctions; and

               -- increases in shipping rates.

         The products we buy abroad are priced in U.S. dollars, so we are not directly affected by changes in foreign exchange rates. If we were required to price our purchased products in foreign currencies, we would be affected by fluctuating exchange rates. In that event, we would attempt to enter into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. If we begin to price our products in foreign currencies in the future, but are not able to successfully protect ourselves against currency rate fluctuations, then our financial performance could suffer as a result.

We need to successfully promote and market our business.

         Developing and maintaining awareness and recognition of Decorize, Inc. and its subsidiaries is important in achieving widespread acceptance of our products and services. Further, the importance of recognition will increase as competition in our markets increase. Successfully promoting our brands may require that we increase our financial commitment to creating and maintaining awareness among our target customers. If we fail to successfully market and promote our business or if we incur significant expenses promoting and marketing our business, it could have a material adverse effect on our results of operations.

Our businesses are not diversified.

         All of our business units are involved in the wholesale marketing of furniture and other home products, and accordingly are dependent upon trends in the home furnishings sector. Downturns in the home furnishings sector could have a material adverse effect on our businesses, even if our businesses are successful. For example, a downturn in the home furnishings sector may reduce our stock price.

We lack reliable sources of liquidity.

         We have limited access to sources of liquidity. Although we received $1,429,000 in debt and equity funding from August 2001 to May 2002, there is no guarantee that we will receive any additional funding. Even if we are able to attract additional investors or otherwise obtain additional financing, our lack of liquidity could cause our company to suffer if unexpected expenses arise or if revenues fail to meet our expectations.

We have not paid dividends in the past, and do not anticipate paying dividends in the future.

We have not paid or declared cash dividends to the holders of our common stock, and do not intend to do so in the foreseeable future. Our Board of Directors is empowered to declare dividends, if any, to holders of our common stock, based upon our earnings, capital requirements, financial condition, and other relevant factors. We cannot assure you that we will ever pay dividends to the holders of our common stock.

Item 2.  PROPERTIES

         We operate each of our businesses in leased facilities. Our corporate headquarters and the operations of Decorize.com are housed together in approximately 9,600 square feet in one building in Springfield, Missouri. Our rent for this space is $3,500 per month. The lease terminates on May 1, 2003. We have an option to renew the lease for two periods of one year each. The facilities are in good condition. We anticipate that if additional space is required within the next 12 months for our headquarters and Decorize.com operations, then such space will be available in the Springfield, Missouri area on a reasonable commercial basis. In addition, we lease two spaces of 1,600 square feet and 2,400 square feet in one building in Springfield, Missouri. Our rent for these two spaces is $860 and $1,100 per month, respectively. Each of the leases terminates on April 30, 2003.

         GuildMaster's main operations are in a 41,250 square feet facility in Springfield, Missouri. The lease agreement currently provides for a monthly rent payment of $9,860. The lease on the building terminates on November 30, 2006, and there are options to renew the lease for two additional five-year periods. The Springfield facility is in good condition, and we believe the space is adequate for GuildMaster's operations for the foreseeable future.

         GuildMaster also leases two showroom facilities at furniture markets, one of which is 8,951 square feet of showroom in High Point, North Carolina, and the other is approximately 760 square feet in Atlanta, Georgia. The High Point showroom lease terminates on April 30, 2008. The rent for the period beginning May 1, 2002 and ending April 30, 2005, is $10,070 per month with an increase to $11,189 per month for the remaining three years of the lease. We have an option to renew the lease for one five-year period. The Atlanta showroom is leased on a month-to-month basis for $1,074 per month with a 30-day cancellation notice period.

         Faith Walk's offices are located in a leased facility of 9,000 square feet in Houston, Texas. Our rent for this facility is $3,630 per month and the lease terminates on July 31, 2003. The facility is in good condition. We believe the space is adequate for Faith Walk operations for the current period. We do not have a renewal option as part of this lease. We believe adequate space is available within the Houston area on a reasonable commercial basis should the current lease not be renewed.

         Faith Walk also leases showroom space from a manufacturer's representative group in Atlanta, Georgia on a month-to-month basis. This showroom, which is approximately 790 square feet, is leased for $1,255 per month with a 30-day cancellation notice period.

         We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

         We do not intend to acquire any real property for investment purposes, nor do we have any formal policies regarding the type and amount of real property we may acquire as part of our operations.

Item 3.  LEGAL PROCEEDINGS

         We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the year ended June 30, 2002.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Shares of our common stock began trading on The American Stock Exchange on March 8, 2002, under the symbol "DCZ". The following table summarizes the highest and lowest reported sales price per share for the last two fiscal quarters of 2002 following the listing of the common stock on AMEX.

                                                            High          Low
                                                            ----          ----

               Fourth Quarter                             $ 4.38        $ 3.10
               Third Quarter (March 8-March 31)             4.49          3.50

         Previously, our common stock was traded on the over-the-counter bulletin board under the symbol "DCRZ". The following table summarizes the high and low historical bid quotes reported by the OTCBB Historical Data Service for the periods indicated.

                                                    High                 Low
                                                    ----                 ---

                Third Quarter 2002 (through       $ 4.10               $ 3.10
                    March 7, 2002)
                Second Quarter 2002                 4.45                 1.80
                First Quarter 2002                  3.90                 1.50
                Fourth Quarter 2001                  .03                  .03
                Third Quarter 2001                 .0940                .0940
                Second Quarter 2001                   **                   **
                First Quarter 2001                 .0075                .0030

**       No trades reported by the OTCBB

         We had approximately 250 beneficial owners of our common stock, as well as 85 which were of record, as of September 15, 2002.

         We have not paid cash dividends on our common stock since inception. The Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATING RESULTS

         General

         Decorize, Inc. is a manufacturer and wholesaler of imported home furnishings and home accent items. We operate the business through our principal operating division, Decorize.com, and our wholly-owned subsidiaries, GuildMaster and Faith Walk. Decorize.com and GuildMaster are located in Springfield, Missouri, and Faith Walk Designs is located in Houston, Texas. We became a publicly traded company in July 2001 through a reverse merger with a company named Guidelocator.com. We completed the acquisition of GuildMaster in June 2001, and an acquisition of Faith Walk in July 2001, which expanded our operations in the home accents and accessories business.

         Critical Accounting Policies

        The preparation of financial statements in comformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require management's most difficult, subjective and complex judgments.

        Goodwill-- Effective July 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard.

        Revenue Recognition-- Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is generally considered to have occured upon receipt of the products by the customer.

        Allowances for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We perform ongoing credit evaluation of our customer's financial condition and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

        Accounting for Business Combinations - The companies that we have acquired have all been accounted for as business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

        Stock Options - In accordance with Accounting Principles Board (APB) No. 25 and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost with required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. For options that have been modified we have applied Financial Accounting Standards Board Interpretation No. 44 (Fin
44), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25, effective July 1, 200 .

         Operating Results

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. During fiscal year 2002, sales increased approximately $13.0 million to $14.1 million from $1.1 million in the period from March 6, 2000 (inception) through June 30, 2001. Approximately $5.2 million of the increase is attributable to GuildMaster, and $2.3 million resulted from the purchase of Faith Walk. Sales from our Decorize.com division increased to $6.6 million from $1.0 million in period from March 6, 2000 (inception) through June 30, 2001.

         Our cost of sales is comprised principally of the cost of goods purchased from our suppliers and the cost of freight to ship the products from our suppliers to our retail customers. Since GuildMaster and Faith Walk manufacture a portion of its own products, its manufacturing costs for those products are included in cost of sales.

         Cost of sales decreased as a percentage of sales to 64.9% for fiscal year 2002 from 71.5% in the period from March 6, 2000 (inception) through June 30, 2001. The decrease was due primarily to better purchase prices because of our increased volume of purchases. The decrease in our cost of sales resulted in an increase in our gross margin to 35.1% in fiscal year 2002 compared to 28.5% in the period from March 6, 2000 (inception) through June 30, 2001.

         Operating expenses increased to $6.6 million in fiscal year 2002 from $1.7 million in the period from March 6, 2000 (inception) to June 30, 2001, an increase of $4.9 million. The increase in these expenses were primarily attributable to the acquisitions of GuildMaster and Faith Walk. In addition, fiscal year 2002 included $754,000 of non-cash charges for stock compensation expense. As a percentage of sales, our operating expenses decreased to 46.6% in fiscal year 2002, from 150.4% in the period from March 6, 2000 (inception) to June 30, 2001, due to the effects of significant sales volume increases.

         The principal components of operating expenses include salaries and wages, public relations and professional fees among other things. These expenses have increased due to the acquisitions of GuildMaster and Faith Walk, the growth in Decorize.com staff, and the costs associated with being a public company.

         Depreciation and amortization was $125,000 for the fiscal year 2002 and $45,000 for the period from March 6, 2000 (inception) to June 30, 2001. This increase resulted primarily from the acquisitions of GuildMaster and Faith Walk.

         Loss from operations increased to $1.6 million in fiscal year 2002 from $1.4 million in the period from March 6, 2000 (inception) to June 30, 2001. As a percentage of sales, the loss from operations decreased to 11.5% in fiscal year 2002 compared to 121.9% in the period from March 6, 2000 (inception) to June 30, 2001 due to the effects of significant sales volume increases.

         Other expense increased to $364,000 in fiscal year 2002 from $134,000 in the period from March 6, 2000 (inception) to June 30, 2001. Of this increase $125,000 was attributable to the amortization of debt discount related to conversion rights and warrants attached to the $750,000 convertible note financing completed in February 2002. The balance of the increase was mostly due to the interest expense associated with the shareholders' notes payable.

         We recorded a net loss of $2.0 million in fiscal year 2002, compared to $1.5 million in the period from March 6, 2000 (inception) to June 30, 2001. As a percentage of sales, our net loss decreased to 14.3% in fiscal year 2002, compared to 130.9% in the period from March 6, 2000 (inception) to June 30, 2001. Our losses are considered to be a normal part of our expanding operations as a start-up business. As we continue to grow, we expect to become more profitable. A significant portion of our fiscal year 2002 losses were non-cash charges of $754,000 for stock compensation expense and $125,000 for amortization of debt discount related to conversion rights and warrants attached to the $750,000 convertible note financing completed in February 2002.

         Net loss per share decreased to $0.20 per share in fiscal year 2002, from $.24 per share in the period from March 6, 2000 (inception) to June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We had net working capital of $1.8 million at June 30, 2002, compared with $2.1 million at June 30, 2001. Cash and cash equivalents and short-term investments were $148,000 at June 30, 2002 compared to $89,000 at June 30, 2001. Cash used in operating activities decreased from $1.5 million in the period from March 6, 2000 (inception) to June 30, 2001 to $886,000 in fiscal year 2002. The principal operating uses of cash were attributable to the $2.0 million net loss, increased inventories and decreased accrued expenses, less the effects of $754,000 of non-cash stock compensation expense, and a decrease in accounts receivable due to increased use of factoring arrangements.

         Our investing activities for the year ended June 30, 2002 used $411,000 in cash. The acquisition of Faith Walk used $296,000 while $130,000 was used to acquire property and equipment.

         For the year ended June 30, 2002, cash provided by financing activities amounted to $1.4 million, principally related to $1.1 million in proceeds from the issuance of long-term debt and stockholder notes payable and $668,000 in proceeds from the issuance of common stock and stock warrants, less $408,000 in principal payments on our debt obligations.

         We acquired Faith Walk in July 2001 for a total consideration of $1.0 million. The components of this consideration were a promissory note of approximately $216,000, a cash payment of approximately $296,000, and 161,443 shares of our common stock valued at $510,000.

         As a result of our GuildMaster and Faith Walk acquisitions, we have issued three promissory notes in an aggregate principal amount of $1.5 million to Mr. Parsons, Mr. Baker, Mr. Sandel and his spouse, which are all due on July 31, 2003. Subsequent to year end, these notes were modified and are all due July 31, 2004. Each of Messrs. Parsons, Baker and Sandel are directors of the company. In addition, we issued a demand loan due to an unaffiliated stockholder for an original principal amount of $181,463, and we have repaid $50,000 of this loan's principal amount as of June 30, 2002.

         We intend to fund the payment of the foregoing seller debt related to the acquisitions of GuildMaster and Faith Walk through cash generated from profitable operations and from additional external financing. However, if we are for any reason unable to refinance these debts in this manner, we would expect to be able to further extend the due dates of the debts because the holders are all major stockholders, and, except in one case, officers and directors of our company.

         During fiscal year 2002, certain of our shareholders purchased at $0.10 per warrant, warrants to acquire our shares at a price of $2.00 per share. The aggregate purchase price of the warrants amounted to $44,000.

         In October, 2001, a director exercised warrants to purchase 30,000 shares of common stock, for an aggregate amount of $60,000.

         In May, 2002, a director purchased 20,000 shares of common stock at $2.50 for an aggregate amount of $50,000.

         On August 16, 2001, we borrowed $150,150 for 90 days from a commercial bank for working capital requirements. This loan was guaranteed by our President and Chief Executive Officer, Jon T. Baker, and was repaid in November 2001.

         In February 2002, we completed a private placement financing of $525,000 of restricted securities consisting of common stock and common stock warrants to accredited investors, which was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. We sold the shares and warrants as Units at a price between $2.25 and $2.50 per Unit, with each Unit consisting of one share of our common stock and one five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase was 20,000 Units for $50,000. On February 28, 2002, we closed the private placement subscriptions for 220,000 Units at a total selling price of $525,000.

         On February 26, 2002, we completed a private placement financing of a $750,000 Convertible Term Note, convertible into 300,000 shares of common stock, with 300,000 warrants exercisable at $2.50 per share. If we do not raise $1,000,000 in additional capital before December 31, 2002, the exercise price of the warrants will be reduced to $1.50 per share.

         We anticipate that our working capital needs will increase as our business grows. As of June 30, 2002, our working capital was $1.8 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable.

         Unless there are major declines in the economy, we anticipate that we will be profitable on a consolidated basis in the next fiscal year, which will end on June 30, 2003. We believe that additional financing may be needed to meet the capital requirements associated with our growth objectives. We will evaluate possible alternatives for obtaining debt and equity financing to meet our capital requirements or to retire acquisition debt we have incurred in the acquisition of GuildMaster and Faith Walk as we deem to be appropriate from time to time. We may choose to forego any further financing altogether. If we pursue additional financing alternatives, there is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to achieve our growth objectives.

Total Contractual Cash and Other Obligations

The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2002.

                                                               Less than                        After
                                                               ---------                        -----
                                                       Total    1 Year   1-3 Years  4-5 Years  5 Years
                                                       -----    ------   ---------  ---------  -------
Aggregate amount of principal to be paid on the
  outstanding long-term debt                         2,854,866  552,804  2,261,299    40,763        --
Future minimum lease payments under capital leases      74,419   35,056     39,363        --        --
Future minimum lease payments under noncancelable
  operating leases                                   1,486,812  371,479    567,287   436,156   111,890

Item 7.  FINANCIAL STATEMENTS

                                 DECORIZE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                                                                                     Page
                                                                                     ----
    Report of the Current Independent Auditor                                         F-1
    Report of the Prior Independent Auditor                                           F-2
    Consolidated Balance Sheet as of June 30, 2002                                    F-3
    Consolidated Statements of Operations for the                                     F-5
           year ended June 30, 2002, the period from January 1, 2001 to June
           30, 2001 and the period from March 6, 2000 to December 31, 2000
    Consolidated Statements of Stockholders' Equity for the year                      F-6
           ended June 30, 2002, the period from January 1, 2001 to June 30,
           2001 and the period from March 6, 2000 to December 31, 2000
    Consolidated Statements of Cash Flows for the year ended                          F-7
             June 30, 2002, the period from January 1, 2001 to June 30, 2001 and the period from March 6, 2000 to December 31, 2000
    Notes to Consolidated Financial Statements                                        F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Decorize, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Decorize, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decorize, Inc. and subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended June 30, 2002, the Company changed its method of accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

                                                           /s/ Ernst & Young LLP


Kansas City, Missouri
September 12, 2002

[LOGO]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Decorize, Inc. and Subsidiary
Springfield, Missouri

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Decorize, Inc. and Subsidiary for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Decorize, Inc. and Subsidiary for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkpatrick, Phillips & Miller

September 7, 2001
Springfield, Missouri

                         DECORIZE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002

ASSETS
Current assets:

     Cash and cash equivalents                                         $    148,072

     Receivables:
         Trade, less allowance for doubtful accounts of $140,571          1,045,418
         Other                                                               54,304
                                                                       ------------
                                                                          1,099,722

     Inventories                                                          2,252,372

     Prepaid expenses and other current assets                               77,630
                                                                       ------------

         Total current assets                                             3,577,796

Property and equipment, net                                                 403,921

Goodwill                                                                  3,258,938

Other assets                                                                 90,343
                                                                       ------------

Total assets                                                           $  7,330,998
                                                                       ============

                 See notes to consolidated financial statements

                         DECORIZE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                 June 30, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                     $     818,366

     Accrued salaries and commissions                                                           245,974

     Other accrued expenses                                                                     183,155

     Current portion of long-term debt                                                          462,970

     Current portion of capital lease obligations                                                27,447
                                                                                          -------------

           Total current liabilities                                                          1,737,912

Capital lease obligations, less current portion                                                  34,712

Long-term debt, less current portion                                                            121,193

Notes payable to stockholders                                                                 1,645,703
                                                                                          -------------

           Total liabilities                                                                  3,539,520
                                                                                          -------------

Stockholders' equity:

     Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued                     --

     Common stock, $.001 par value; 50,000,000 shares authorized,
           10,432,774 shares issued and outstanding                                              10,433

     Additional paid-in capital                                                               7,272,917

     Accumulated deficit                                                                     (3,491,872)
                                                                                          -------------

     Total stockholders' equity                                                               3,791,478
                                                                                          -------------

Total liabilities and stockholders' equity                                                $   7,330,998
                                                                                          =============

                 See notes to consolidated financial statements

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Period from            Period from
                                                    Year Ended           January 1, 2001 to      March 6, 2000 to
                                                   June 30, 2002           June 30, 2001        December 31, 2000
                                                   -------------           -------------        -----------------
Sales                                               $ 14,081,833           $    842,274           $    284,307

Cost of sales                                          9,140,368                585,135                220,829
                                                    ------------           ------------           ------------

Gross profit                                           4,941,465                257,139                 63,478
                                                    ------------           ------------           ------------

Operating expenses:
      Selling, general and administrative              5,682,428                952,901                604,866
      Stock compensation                                 753,893                 41,665                 50,000
      Depreciation and amortization                      125,433                 27,545                 17,190
                                                    ------------           ------------           ------------
             Total operating expenses                  6,561,754              1,022,111                672,056
                                                    ------------           ------------           ------------

Loss from operations                                  (1,620,289)              (764,972)              (608,578)
                                                    ------------           ------------           ------------

Other income (expense):
      Interest income                                      4,573                  7,822                 15,475
      Interest expense                                  (204,778)                (4,699)                  (485)
      Interest expense - amortization of debt
        discount                                        (125,000)                    --                     --
      Other                                              (38,648)               (80,000)               (72,293)
                                                    ------------           ------------           ------------
             Total other income (expense)               (363,853)               (76,877)               (57,303)
                                                    ------------           ------------           ------------

Loss before income taxes                              (1,984,142)              (841,849)              (665,881)

Income tax provision (benefit)                            32,700                (32,700)                    --
                                                    ------------           ------------           ------------

Net loss                                            $ (2,016,842)          $   (809,149)          $   (665,881)
                                                    ============           ============           ============

Basic and diluted net loss
      per share                                     $      (0.20)          $      (0.13)          $      (0.11)
                                                    ============           ============           ============

Basic and diluted weighted-average
      common shares outstanding                       10,306,274              6,117,338              5,820,672
                                                    ============           ============           ============

                 See notes to consolidated financial statements

                         DECORIZE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Receivables
                                                                                                            from
                                                                           Additional                    Stockholders
                                                    Common Stock            Paid-in      Accumulated      for Stock
                                              Shares        Par Value       Capital        Deficit         Issuance        Total
                                            -----------     ---------    ------------    -----------     ----------     -----------
Balances at March 6, 2000                             -     $       -    $          -     $         -     $        -     $         -

Net proceeds from issuance of
 common stock                                 5,820,672         5,821       1,769,179              -       (330,000)      1,445,000

Net loss                                              -             -               -       (665,881)             -        (665,881)
                                            -----------     ---------    ------------    -----------     ----------     -----------

Balance at December 31, 2000                  5,820,672         5,821       1,769,179       (665,881)      (330,000)        779,119

Exercise of stock options                       109,864           110          41,555              -              -          41,665

Collections of receivables for
 stock issuance                                       -             -               -              -        330,000         330,000

Issuance of common stock
 for acquisition of GuildMaster, Inc.         3,193,464         3,193       2,049,284              -              -       2,052,477

Net proceeds from issuance of
 common stock                                   876,000           876         651,118              -              -         651,994

Net loss                                              -             -               -       (809,149)             -        (809,149)
                                            -----------     ---------    ------------    -----------     ----------     -----------

Balances at June 30, 2001                    10,000,000        10,000       4,511,136     (1,475,030)             -       3,046,106

Issuance of common stock
 in connection with the acquisition of
 Faith Walk Designs, Inc.                       161,443           162         509,838              -              -         510,000

Issuance of stock warrants                            -             -         124,000              -              -         124,000

Allocation of proceeds from issuance of
 convertible note payable to
 warrants and benefical conversion                    -             -         750,000              -              -         750,000

Compensation related to issuance
 of stock options to a non-employee                   -             -          45,000              -              -          45,000

Net proceeds from sale of common
 stock, net of offering costs $10,679           270,000           270         624,051              -              -         624,321

Issuance of common stock
 for services                                     1,331             1           2,999              -              -           3,000

Stock compensation expense related to
 stock options issued under
 Equity Incentive Plan                                -             -         705,893              -              -         705,893

Net loss                                              -             -               -     (2,016,842)             -      (2,016,842)
                                            -----------     ---------    ------------    -----------     ----------     -----------

Balances at June 30, 2002                    10,432,774     $  10,433    $  7,272,917    $(3,491,872)    $        -     $ 3,791,478
                                            ===========     =========    ============    ===========     ==========     ===========

              See notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 Period from       Period form
                                                                             Year Ended        January 1, 2001   March 6, 2000 to
                                                                            June 30, 2002     to June 30, 2002   December 31, 2000
                                                                            -------------     ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(2,016,842)          $(809,149)         $ (665,881)

Adjustments to reconcile net loss to cash used in
  operating activities:
     Depreciation                                                               111,858              27,756              17,190
     Amortization                                                                13,575                  --                  --
     Deferred income taxes                                                       32,700             (32,700)                 --
     Amortization of debt discount                                              125,000                  --                  --
     Provision for doubtful accounts                                            178,402                  --                  --
     Non-cash stock compensation                                                753,893              41,665              50,000
     Gain on sale of property and equipment                                      (1,266)                 --                  --
     Loss on abandonment of property and equipment                                   --                  --              72,293

Changes in operating assets and liabilities,
  net of the effects of acquisitions:
     Receivables                                                                190,633            (140,799)            (22,970)
     Inventories                                                               (304,583)           (146,793)            (61,055)
     Prepaid expenses and other assets                                           30,615             (12,825)           (125,445)
     Accounts payable                                                           174,617              52,627              86,679
     Accrued expenses and other liabilities                                    (174,914)            170,292              35,710
                                                                            -----------           ---------          ----------
         Net cash used in operating activities                                 (886,312)           (849,926)           (613,479)
                                                                            -----------           ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (129,534)            (29,824)           (222,448)
     Proceeds from sale of property and equipment                                14,197                  --                  --
     Collections on other receivables                                                --             (69,537)                 --
     Acquisition of Guildmaster, Inc., net of cash acquired                          --                 300                  --
     Acquisition of Faith Walk Designs, Inc., net of cash acquired             (295,812)                 --                  --
                                                                            -----------           ---------          ----------
         Net cash used in investing activities                                 (411,149)            (99,061)           (222,448)
                                                                            -----------           ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                      (338,507)                 --                  --
     Proceeds from issuance of long-term debt                                   933,391                  --                  --
     Principal payments on stockholders' notes payable                          (51,505)                 --                  --
     Proceeds from issuance of stockholders' notes payable                      162,167                  --                  --
     Proceeds from receivables for issuance of common stock                          --             330,000                  --
     Net proceeds from issuance of common stock                                 624,321             152,770           1,395,000
     Proceeds from issuance of common stock warrants                             44,000                  --                  --
     Principal payments on capital lease obligations                            (17,514)             (1,568)             (2,108)
                                                                            -----------           ---------          ----------
         Net cash provided by financing activities                            1,356,353             481,202           1,392,892
                                                                            -----------           ---------          ----------
         Net increase (decrease) in cash and cash equivalents                    58,892            (467,785)            556,965

CASH AND CASH EQUIVALENTS at beginning of period                                 89,180             556,965                  --
                                                                            -----------           ---------          ----------
CASH AND CASH EQUIVALENTS at end of period                                  $   148,072              89,180             556,965
                                                                            ===========           =========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the year for interest                             $   178,402           $   4,699          $      485

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
         AND INVESTING ACTIVITIES
         Common stock warrants issued in conjunction with convertible note
           payable                                                          $   276,515           $      --          $       --
         Beneficial conversion option associated with convertible note
           payable                                                              473,485                  --                  --
         Equipment acquired through issuance of capital lease obligations        60,173                  --              10,204

                 See notes to consolidated financial statements

                          DECORIZE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of business - Decorize, Inc. and its subsidiaries (the Company) is a manufacturer and wholesaler of imported home furnishings and home accent items. The business of the consolidated group is conducted through Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc.

     Principles of consolidation - The consolidated financial statements include the accounts of Decorize, Inc. and its wholly-owned subsidiaries, GuildMaster, Inc. and Faith Walk Designs, Inc which were acquired in June 2001 and July 2001, respectively. The results of operations of companies acquired are included in the consolidated financial statements from the effective date of acquisition (see Note 2). All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

     Concentration of credit risk - The Company has established relationships with several major customers. One accounted for 19.9% of the Company's sales for the year ended June 30, 2002. Another accounted for 38.9% for the period March 6, 2000 (inception) to June 30, 2001. The Company's financial instruments exposed to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and, at times, such cash may be in excess of the federal depository insurance limit. The Company grants credit to customers who meet the Company's pre-established credit requirements and generally does not require collateral to secure payment of accounts receivable. The Company provides for estimated uncollectible accounts receivable in the accompanying consolidated financial statements.

     Cash equivalents - Cash equivalents include money market funds and all highly liquid debt instruments with maturities of three months or less at the date of their purchase. Substantially all cash was in the form of depository accounts.

     Inventories - Inventories for Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc. are stated at the lower of cost, as determined by the first-in first-out (FIFO) method, or market.

     Property and equipment - Property and equipment have been stated at cost less accumulated depreciation. As required by Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalized $167,088 related to computer software developed or obtained for internal use. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives as, follows:

                                                                            June 30,
           Category                                  Estimated Life           2002
           --------                                  --------------           ----
           Automobiles                                    5 years         $  14,718
           Warehouse and production equipment           5-7 years            62,939
           Computer software                              3 years           167,088
           Office and computer equipment                3-7 years           241,323
           Leasehold improvements                      lease term            71,606
                                                                            -------
           Total                                                            557,674
           Accumulated depreciation                                         153,753
                                                                            -------
           Net property and equipment                                     $ 403,921
                                                                            =======

     Impairment of long-lived assets - Long-lived assets, including certain finite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company reviews applicable long-lived assets on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the fair market value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in any period.

     Goodwill - Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not identify or record a charge as a result of the impairment test required with the adoption of this new standard. No amortization of goodwill has been recorded in any period.

     Income Taxes- The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. See
     Note 8. Under the liability method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Revenue recognition - Revenue is generally recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon receipt of the products at customer locations. The Company assigns a significant portion of its accounts receivable to First Factors Corporation on a pre-approved non-recourse basis.

     Shipping and handling costs - Shipping and handling costs are recorded at the time product is shipped or delivered to the customer and are included in cost of sales in the accompanying consolidated statements of operations.

     Advertising costs - The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended June 30, 2002, the period from January 1, 2001 to June 30, 2001, and the period from March 6, 2000 to December 31, 2000 were $349,086, $74,601 and $145,246, respectively.

     Accounting for stock-based compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost. APB Opinion No. 25 measures compensation cost as the excess, if any, of the quoted market price of company common stock at the grant date over the amount the employee must pay for the stock. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, are presented in Note 10.

     The Company adopted Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, effective July 1, 2000. In accordance with FIN 44, when an award is modified to accelerate vesting, a new measurement date results (see Note 10).

     Financial instruments - The carrying amounts of the Company's financial instruments, which consist principally of cash, accounts receivable, accounts payable and notes payable approximate fair value.

     Loss per share - Basic loss per share excludes the dilutive effect of outstanding stock options and warrants and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share also excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be anti-dilutive.

     Recent Accounting Standards and significant accounting policies - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and resolved significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003. Adoption of SFAS No. 144 is not expected to have a significant impact on the Company's consolidated results of operations or financial position.

     Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain amounts in the 2000 and 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)  MERGERS AND ACQUISITIONS

     Far East Direct, L.L.C., a Missouri limited liability company was formed on February 7, 2000. This company began operating on March 6, 2000. On March 29, 2000, Far East Direct, L.L.C. changed its name to Decorize.com, L.L.C. On March 28, 2001, Decorate, Inc. was incorporated as a Missouri corporation for the purpose of changing the legal form of Decorize.com, L.L.C. Decorize.com, L.L.C. was merged into Decorate, Inc. on June 18, 2001. Since the two entities were owned by the same individuals, no adjustments to the carrying value of assets or liabilities were recorded.

     Decorate, Inc. was acquired on June 29, 2001, by Guidelocator.com, Inc. (Guidelocator), a Texas corporation. Guidelocator was a publicly held company that had minimal operations. Guidelocator issued 7,700,000 shares (77% of the total outstanding shares after the acquisition) of its common stock in exchange for all of the outstanding shares of Decorate, Inc. common stock. After the acquisition, the shareholders of Decorate, Inc. held the majority of the outstanding common stock of Guidelocator. Because of this, Decorate, Inc. is considered the acquiring company for accounting purposes. On July 6, 2001, Guidelocator merged into Decorize, Inc., a Delaware corporation and wholly-owned subsidiary of Guidelocator formed solely for that purpose.

     At the same time Decorate, Inc. was incorporated, JB Express, Inc., a wholly-owned subsidiary of Decorate, Inc. was formed as a Missouri corporation. JB Express, Inc. merged with GuildMaster, Inc. on June 18, 2001, and then changed its name to GuildMaster, Inc. The acquisition of GuildMaster, Inc. was accounted for as a purchase, and the results of operations of GuildMaster, Inc. have been included in the consolidated results of the Company since the acquisition date. GuildMaster, Inc. incurred a net loss of $3,941 for the period June 18, 2001, to June 30, 2001. The purchase price was comprised of common stock valued at $2,052,477, the issuance of a $375,000 promissory note to selling stockholders and acquisition costs. The $2,500,000 cost of the acquisition was allocated based on fair market values of the net assets acquired.

               Cash                                   $      300
               Accounts Receivable                       437,984
               Other Receivables                          43,299
               Inventories                             1,225,262
               Prepaid expenses and other                 60,737
               Property and equipment                    122,821
               Goodwill (not tax deductible)           2,125,949
               Accounts Payable                          (41,140)
               Accrued Expenses                         (122,680)
               Other liabilities                        (268,160)
               Long-term Debt                           (159,372)
               Notes payable to stockholder             (925,000)
                                                      ----------
                                                      $2,500,000
                                                      ==========

     On July 27, 2001, Decorate, Inc. was merged into Decorize, Inc. Upon the completion of this merger, the assets and liabilities of the former Decorize.com, L.L.C. were held directly by Decorize, Inc. and Decorize, Inc. had one wholly-owned subsidiary, GuildMaster, Inc.

     On July 31, 2001, Faith Walk Designs, Inc. was merged with and into Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. Faith Walk has historically sourced its products in unpainted form from United States suppliers and added design finishing in Faith Walk's Houston, Texas manufacturing facility. However, under the Company's "direct ship" strategy, Faith Walk is now creating designs and then sourcing finished products from the Company's suppliers in the far east at substantially reduced cost levels that will allow Faith Walk to reduce prices to its customers, and still increase its gross margins on current product offerings. The Company acquired Faith Walk due to its unique product design and talented workforce.

     The $1,021,555 purchase price was comprised of a 6.75% promissory note due July 31, 2003 in the principal amount of $215,743, cash of $295,812 and 161,443 shares of Decorize, Inc. common stock (valued at $510,000). The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the Company since the acquisition date. The total cost of this acquisition, was allocated based on fair market values of the net assets acquired as follows:

          Accounts receivable                     $       327,467
          Inventories                                     514,679
          Prepaid expenses and other                       13,156
          Property and equipment                           70,945
          Goodwill (not tax deductible)                 1,132,989
          Accounts payable                               (463,303)
          Accrued expenses                                 (5,709)
          Other liabilities                               (81,492)
          Long-term debt                                 (487,177)
                                                  ---------------

                                                  $     1,021,555
                                                  ===============


     The following unaudited pro forma information summarizes the results of operations for the periods indicated as if the GuildMaster and Faith Walk acquisitions had been completed as of the beginning of the periods presented. Pro forma data for the year ended June 30, 2002 would not be materially different than actual results of operations due to the date of the Faith Walk acquisition, and is therefore not presented. The pro forma data gives effect to actual operating results prior to the merger. Adjustments to interest expense, depreciation expense and income taxes are reflected in the pro forma data. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                            Period from          Period from
                                          January 1, 2001     March 6, 2000 to
                                         to June 30, 2001     December 31, 2000
                                         ----------------     -----------------
     Sales                               $      4,662,660     $       9,189,422
     Cost of sales                              3,061,518             5,688,517
                                         ----------------     -----------------

     Gross profit                               1,601,142             3,500,905
     Operating expenses                         2,542,913             3,655,796
                                         ----------------     -----------------

     Net Income (loss) from
     operations                                  (941,771)             (154,891)
     Other income (expense)                      (153,153)             (236,770)
                                         ----------------     -----------------

     Net Loss before income taxes              (1,094,924)             (391,661)
     Income tax benefit                          (197,086)              (70,499)
                                         ----------------     -----------------

     Net loss                            $       (897,838)    $        (321,162)
                                         ================     =================

     Basic and diluted loss per
     share                               $          (0.10)    $           (0.04)
                                         ================     =================

(3)  INVENTORIES

     Inventories as of June 30, 2002 consist of the following:

     Raw materials and supplies       $     556,858
     Finished products                    1,691,225
     Work in process                          4,289
                                      -------------
                                      $   2,252,372
                                      =============

(4)  LEASES

     The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through April 2008 and certain leases contain renewal options.

     The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease, and lease amortization is included in depreciation expense. Property and equipment included $87,970 of assets under capital lease less $19,008 in accumulated amortization at June 30, 2002.

         Future minimum payments for non-cancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 2002 are as follows:

                  Year Ended                              Capital Leases       Operating Leases
                  ----------                              --------------       ----------------
                  June 30, 2003                            $    35,056           $       371,479
                  June 30, 2004                                 26,345                   292,639
                  June 30, 2005                                 13,018                   274,648
                  June 30, 2006                                     --                   252,588
                  June 30, 2007 and beyond                          --                   295,458
                                                           -------------         ---------------

                  Total minimum lease payments                  74,419           $     1,486,812
                                                                                 ===============

                  Less amount representing interest             12,260
                                                           -----------

                  Present value of minimum lease payments       62,159
                  Less current portion                          27,447
                                                           -----------


                                                           $    34,712
                                                           ===========

         Total rent expense incurred under operating leases amounted to $365,227 $22,470 and $13,128 for the year ended June 30, 2002, the period from January 1, 2001 to June 30, 2001 and the period from March 6, 2000 to December 31, 2000, respectively. The depreciation of assets held under capital leases is included in depreciation expense in the accompanying consolidated statements of operations.

(5)      DEBT

         The Company has the following long-term debt
         at June 30, 2002:                                                      June 30, 2002
                                                                                -------------
         Note payable to bank in monthly installments of $3,201,
              including interest at the bank's prime rate plus 1% (4.75% at
              June 30, 2002), through June 2007, secured by inventories
              and accounts receivable;                                          $    132,499

         Note payable to NestUSA in monthly installments of $68,423 including
              interest at 6% through February 2004, as discussed below               750,000

              Less unamortized discount related to warrants and beneficial
              conversion option discussed below                                     (625,000)
                                                                                    --------
                                                                                     125,000

         Note payable to bank in monthly installments of $1,111 plus interest, at the bank's prime rate plus 1.25% (4.75% at June 30, 2002),
              through September 2002, secured by substantially all assets            176,648

         Note payable to bank in monthly installments of $10,000, plus interest at the bank's prime rate plus 1% (4.75% at June 30, 2002), through
              September 2002, secured by subtantially all assets                     150,016
                                                                                     -------
                                                                                     584,163

         Less current portion                                         462,970
                                                              ---------------
                                                              $       121,193
                                                              ===============

         The aggregate principal amounts of long-term debt to be paid in each of the next five years ending June 30, including amounts attributable to the unamortized discount on the $750,000 note payable, totaling $625,000 at June 30, 2002, are as follows:

                      Year Ended                    Aggregate Principal
                        June 30                         Maturities
                      ----------                     ----------------

                          2003                      $         552,804
                          2004                                583,196
                          2005                                 32,400
                          2006                                 34,400
                          2007                                  6,363
                                                    -----------------

                                                    $       1,209,163
                                                    =================

         The Company entered into a securities purchase agreement on February 26, 2002. Under this agreement the Company issued a convertible term note in the amount of $750,000 and warrants to purchase an aggregate of 300,000 shares of common stock. The note accrues interest at a 6% rate and requires equal monthly installments of principal and interest, in the amount of $68,423 to be paid on the last day of each calendar month beginning on March 31, 2003, through February 2004. Within one year the holder of this note may convert all or any portion of the outstanding balance of this note, including accrued but unpaid interest, into shares of common stock. The price at which the note is convertible is $2.50 per share. The warrants have an exercise price of $3.00 per share. If the Company does not obtain a specified amount of financing by December 31, 2002, the warrant exercise price will be reduced to $1.50 per share. The warrants are exercisable until February 26, 2005.

         The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable issued on February 26, 2002, amounted to $276,515 and $473,485, respectively, and were recorded as a discount on the note. The discount is being amortized to interest expense over the two-year term of the convertible note payable using the interest method.

         Notes payable to stockholders at June 30, 2002 consists of the following unsecured notes, all of which are due July 31, 2003:

                  Prime + 1%; with interest due at maturity;                        925,000

                  Prime + 1%; with interest due at maturity;                        375,000

                  Prime; with interest due at maturity;                             131,463

                  6.75%; with interest due at maturity;                             214,240
                                                                                 ----------

                                                                                 $1,645,703
                                                                                 ==========
                  The prime rate of interest at June 30, 2002 was 4.75%.
                  Subsequent to June 30, 2002, the maturity date of all
                  notes payable to stockholders was extended to July 31, 2004.

                  A bank loan agreement requires GuildMaster, Inc. to maintain certain covenants, the more important of which restricts the purchase of its stock and payment of dividends.

(6)      STOCKHOLDERS' EQUITY

         On August 4, 2001, the Company's board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B units in Decorize.com, L.L.C. in exchange for up to $50,000 ($44,000 of which was received) and the waiver by such holders of any claims they might have against Decorize, Inc. in connection with the formation of the Company in June 2001. The warrants are exercisable for $2.00 per share until June 30, 2003. As of June 30, 2002, 470,000 warrants remained outstanding and 30,000 warrants had been exercised for consideration of $60,000. The Company accrued an $80,000 charge in June 2001, related to the fair value of these warrants, less cash to be received.

         In February 2002, the Company completed a private placement financing of $525,000 of restricted securities consisting of common stock and common stock warrants to accredited investors, which was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The Company sold the shares and warrants as Units at prices between $2.25 and $2.50 per Unit, with each Unit consisting of one share of our common stock and one five-year warrant to purchase one share of common stock for $4.00 per share. The minimum purchase was 20,000 units for $50,000. On February 28, 2002, the Company closed the private placement subscriptions for 220,000 units at a total selling price of $525,000.

         In addition, the Company issued an additional 20,000 shares of common stock for aggregate proceeds of $50,000 during fiscal 2002.

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

(7)      RETIREMENT PLAN

         GuildMaster, Inc. has a 401(K) plan covering all full-time employees. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary but, in no event, will they exceed 15 percent of the annual aggregate salaries of those employees eligible for participation in the plan plus carryovers from prior years. No employer amounts were contributed to the plan for any period presented in these consolidated financial statements.

(8)      INCOME TAXES

         The components of the income tax provision (benefit) consist of the following:

                                                                 Period from
                                      Year Ended              January 1, 2001 to
                                     June 30, 2002              June 30, 2001
                                     -------------              -------------
          Current                      $      -                   $       -
          Deferred                       32,700                     (32,700)
                                       --------                   ---------
                Total                  $ 32,700                   $ (32,700)
                                       ========                   =========

         The difference between the reported income tax provision (benefit) and taxes determined by applying the applicable U.S. Federal statutory income tax rate to loss before taxes is reconciled as follows:

                                                                           Period from
                                                                         January 1, 2001
                                                           Year Ended           to
                                                            June 30,         June 30,
                                                              2002             2001
                                                              ----             ----
          Income tax provision (benefit) at federal
            statutory rate                                  $(674,608)     $ (286,229)
          Increase (decrease) in taxes resulting from:
            Losses passed through to Decorize.com,
             L.L.C. members                                         -         262,868
          State income taxes                                  (81,846)              -
          Non-deductible expenses                               5,649             265
          Changes in valuation reserve                        821,611
          Other                                               (38,106)         (9,604)
                                                            ---------      ----------
          Income tax provision (benefit)                    $  32,700      $  (32,700)
                                                            =========      ==========

         As discussed in Note 2, Decorate, Inc. merged with Decorize.com, L.L.C. on June 18, 2001. Because Decorize.com, L.L.C. operated as a limited liability company, any net losses incurred between March 6, 2000 and June 18, 2001, were passed through to each member of the limited liability company with no income tax benefit resulting to the Company.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

         Significant components of deferred tax liabilities and assets as of June 30, 2002 are presented below:

                                                           June 30, 2002
                                                           -------------
                 Deferred tax assets:
                   Start-up and organizational
                     costs not deducted for tax
                     purposes                                $  20,941
                   Allowance for doubtful accounts              59,159
                   Capitalized lease obligations                 2,489
                   Accrued expenses not
                     deducted for tax purposes                  33,164
                   Net operating loss carryforwards            715,687
                                                             ---------
                                                               831,440
                   Valuation allowance                        (821,611)
                                                             ---------
                 Net deferred tax assets                         9,829
                 Deferred tax liabilities:
                   Property and equipment                       (9,829)
                                                             ---------
                 Net deferred taxes                          $      --
                                                             =========

          During the year ended June 30, 2002, the Company recorded a valuation reserve for the full amount of the net deferred tax asset otherwise recorded due to the losses incurred causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2002, the Company had net operating loss carry forwards of approximately $1,810,000 which will expire in varying amounts from 2021 to 2022, if unused. Utilization of the net operating loss carry forward may be subject to certain limitations as a result of changes in ownership of the Company.

(9)  LOSS PER SHARE

     The computation of diluted loss per share on the accompanying consolidated statements of operations excludes the effect of the assumed exercise of 784,998 and 344,823 of stock options that were outstanding as of June 30, 2002, and June 30, 2001, respectively, because the effect would be anti-dilutive.

(10) STOCK OPTION PLAN

     The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company has a stock options plan (Equity Incentive Plan) providing for incentive and nonqualified stock options under which 3,000,000 shares of common stock are available to issuance to employees, officers, directors, and consultants. Options granted under this plan may expire as much as 10 years from the date of the grant at prices determined by the Board of Directors. No options were granted during the period from March 6, 2000 to December 31, 2000.

     A summary of the Company's stock option activity and related information for the year ended June 30, 2002 and the period from January 1, 2001 to June 30, 2001 is as follows:

                                      2002                              2001
                                      ----                              ----
                                           Weighted-average                  Weighted-average
                             Options        Exercise Price      Options       Exercise Price
                             -------        --------------      -------       --------------
Outstanding at beginning
   of period                  344,823         $     .99               -         $       -
Granted                       454,700              2.73         454,687              0.75
Exercised                           -                 -         109,864             0.004
Forfeited                     (14,525)             2.26               -                 -
                            ---------                         ---------
Outstanding at end
   of period                  784,998              1.97         344,823               .99
                            =========                         =========
Exercisable at end
   of period                  547,675              1.68               -                 -
Weighted-average fair
value of options granted
during the period                                  1.58                               .23

     For options outstanding as of June 30, 2002, the number of options, range of exercise Price, weighted-average exercise price, and weighted-average remaining contractual life for each group of options are as follows:

                                                               Weighted-              Weighted-
                                                                Average                Average
                                                                Exercise              Remaining
     Range of Prices                      Options                Price             Contractual Life
     ---------------                      -------              ---------           ----------------
     $0.80 to $1.13                        339,498               $0.98               6.00 years
     $2.60 to $2.70                        420,500                2.66               6.63 years
     $3.95 to $4.20                         25,000                4.00               3.56 years

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123 using the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 4.4% and 6%; volatility factors of the expected market price of the Company's common stock of 0.516 and 0.463; a weighted-average expected life of the option ranging from five to seven years; and a 0% dividend yield over the expected life of the options.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures the estimated fair value of the options is amortized to expense over the option vesting period. The Company pro forma information follows:

                                                     Year ended June 30,
                                                            2002
                                                            ----
                    Pro forma net loss                 $ (2,518,839)
                    Pro forma loss
                      per share
                      basic and diluted                $    (.24)

     The pro forma results for the period from January 1, 2001 to June 30, 2001 would not have been materially different than actual results.

     In February 2001, Decorize.com, L.L.C. issued a total of 41,257 unit options to ten employees. These options were all exercised in February 2001 at a price of $0.01 per unit. The units were ultimately converted into 109,894 shares of the Company's stock.

     The Company granted stock options to certain executives, employees and directors on October 8, 2001, November 21, 2001 and May 6, 2002. The exercise price of these options granted equals the market price on the date of the grant. There is no recorded expense related to grants of these options.

     On January 16, 2002, the Company granted options to an executive with an exercise price below the market price on the date of the grant. The Company has recorded $87,500 of stock compensation expense related to these options in fiscal 2002.

     On October 3, 2001, the Board of Directors approved the acceleration of vesting of 339,498 options granted June 29, 2001, held by certain current employees, including officers of the Company. These options have a 7-year life and originally vested on certain performance requirements being met. With the Board approval, these options became fully vested as of June 29, 2002. Other than the changes in the vesting period, there was no other change in the terms of the original options as granted.

     FIN 44 requires, among other things, that stock options, which have been modified after December 15, 1998, to accelerate vesting, be accounted for with a new measurement date. Compensation is measured based on the award's intrinsic value at the date of modification and expensed over the new expected vesting period. As a result of the application of FIN 44, the Company recorded a non-cash stock compensation expense of $618,393 in fiscal 2002. In future periods, the Company will not have to record any additional stock compensation related to these options as they became fully vested on June 29, 2002.

     The Company issued a warrant to purchase 150,000 shares of its common stock to an outside consultant for services rendered. The warrant has an exercise price of $3.00 per share and expires in November 2004.

(11) DEFERRED COMPENSATION

     In January 2001 the Company entered into a deferred compensation agreement with one of its officers. The Company deferred $40,000 of the officer's salary for the period January 1, 2001 to December 31, 2001. In January 2002, the Company paid the entire amount of the deferred compensation to its officer. No deferred compensation existed at June 30, 2002.

(12) EMPLOYMENT AGREEMENTS

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

          Cumulative Pre-tax Profits                       Market Value of
          of GuildMaster, Inc. as of                       Bonus Shares to be
          Determination Date                               Issued to Employee
          ------------------                               ------------------

          Less than $700,000                               $               --
          $700,000 - $899,999                                         100,000
          $900,000 - $1,099,999                                       150,000
          $1,100,000 or more                                          250,000

     Mr. Sandel's employment contract, dated July 31, 2001, has a term of four years and a base annual salary of $110,000. Bonuses, if any, are to be paid at the sole discretion of the Company's Board of Directors. The agreement contains an equity compensation provision under which Mr. Sandel can earn an equity compensation bonus at the second anniversary of the agreement based on the profitability of Faith Walk Designs, Inc. as set forth on the table below. No amounts have been earned or accrued as of June 30, 2002. The contract also includes a two-year covenant-not-to-compete clause in the event Mr. Sandel voluntarily terminates his employment with the Company.

          Cumulative Pre-Tax Profits of                    Market Value of
          Faith Walk Designs, Inc. (a)                     Bonus Shares
          ----------------------------                     ------------------

          Less than $400,000                               $                0
          $400,000 - $499,999                                          50,000
          $500,000 - $699,999                                          85,000
          $700,000 or More                                            125,000


          (a) Cumulative pre-tax profits from the acquisition date of Faith Walk Designs, Inc., which was July 31, 2001, through the Determination Date, which is July 31, 2003.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The information required by this Item 8 has been previously filed by the registrant in its Current Report on Form 8-K filed March 15, 2002, and amended on May 28, 2002.

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 9 is incorporated by reference to the disclosure under the caption "Directors and Executive Officers" in our proxy statement for the Annual Meeting of Shareholders to be held on November 25, 2002.

Item 10.  EXECUTIVE COMPENSATION

          The information required by this Item 10 is incorporated by reference to the disclosure under the captions "Executive Compensation" and "Report of the Compensation Committee" in our proxy statement for the Annual Meeting of Shareholders to be held on November 25, 2002.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 11 is incorporated by reference to the disclosure under the caption "Beneficial Ownership of Common Stock" in our proxy statement for the Annual Meeting of Shareholders to be held on November 25, 2002.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 12 is incorporated by reference to the disclosure under the caption "Certain Relationships and Related Transactions" in our proxy statement for the Annual Meeting of Shareholders to be held on November 25, 2002.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                           Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.
         (b)      Reports on Form 8-K
                           None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DECORIZE, INC.

Date: September 30, 2002              By: /s/ Jon Baker
                                         ---------------------------------------
                                          Jon Baker
                                          Chief Executive Officer, President
                                          and Chairman of the Board

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 2002.

           Name                                         Title
           ----                                         -----

/s/ Jon Baker
---------------------------------
Jon Baker                                 Chairman of the Board, President and
                                          Chief Executive Officer (principal
                                          executive officer)


/s/ James K. Parsons
---------------------------------
James K. Parsons                          Director and Executive Vice President


/s/ J. Michael Sandel
---------------------------------
J. Michael Sandel                         Director and Vice President


_________________________________
Timothy M. Dorgan                         Director


/s/ Fabian Garcia
---------------------------------
Fabian Garcia                             Director


/s/ Kevin Bohren
---------------------------------
Kevin Bohren                              Director


/s/ Alex Budzinsky
---------------------------------
Alex Budzinsky                            Executive Vice President and Chief
                                          Financial Officer (principal
                                          accounting officer)

                                 CERTIFICATIONS

I, Jon Baker, President and Chief Executive Officer of Decorize, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Decorize, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002




/s/ Jon Baker
-----------------
Jon Baker
President and Chief Executive Officer

I, Alex Budzinsky, Executive Vice President and Chief Financial Officer of Decorize, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-KSB of Decorize, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002




/s/ Alex Budzinsky
----------------------
Alex Budzinsky
Executive Vice President and Chief Financial Officer

                              DECORIZE CORPORATION
                                Index to Exhibits
                                  (Item 14(a))

Exhibit
Number                                  Description

2.1 Agreement and Plan of Merger between Decorate, Inc. and decorize.com, L.L.C., dated June 18, 2001.(1)
2.2 Agreement and Plan of Merger by and among JB Express, Inc., GuildMaster, Inc., James K. Parsons, Ellen L. Parsons and Jon T. Baker, dated June 18, 2001.(1)
2.3 Securities Exchange Agreement between Guidelocator.com, Inc. and the shareholders of Decorate, Inc., dated June 29, 2001.(2)
2.4 Certificate of Merger issued by the State of Delaware for the merger of Guidelocator.com with and into Decorize, Inc., dated July 5, 2001.(2)
2.5 Articles of Merger issued by the State of Texas for the merger of Guidelocator.com with and into Decorize, Inc., dated July 6, 2001.(2)
2.6 Agreement and Plan of Merger by and among Decorize, Inc., Step of Faith, Inc., Faith Walk Designs, Inc., John Michael Sandel and Kitty Sandel, dated July 31, 2001.(3)
2.7 Letter Agreement between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001.(3)
2.8 Letter Agreement #2 between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001.(3)
2.9 Certificate of Ownership and Merger issued by the State of Delaware for the merger of Decorate, Inc. with and into Decorize, Inc., dated July 27, 2001.(1)
2.10 Articles of Merger issued by the State of Missouri for the merger of Decorate, Inc. with and into Decorize, Inc., dated August 6, 2001.(1)
4.1 Form of Securities Purchase Agreement between Decorize, Inc. and the Purchasers set forth on the signature pages thereto, together with all exhibits and schedules.(4)
4.2 Securities Purchase Agreement, dated as of February 26, 2002, by and between Decorize, Inc. and NestUSA, Inc., together with all exhibits and schedules.(5)
4.3 Subscription Agreement dated November 11, 2001, between Decorize, Inc. and Fabian Garcia.(9)
4.4      Form of Decorize, Inc. Stock Certificate.(1)
10.1 Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker.(1)
10.2 Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons.(1)
10.3 Employment agreement between Decorate, Inc. and Jon T. Baker dated June 15, 2001.(1)
10.4 Employment agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001.(1)
10.5 Promissory Note dated July 31, 2001 between Decorize, Inc. and John Michael Sandel and Kitty Sandel.(3)
10.6 Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001.(3)
10.7     Form of $2.00 Warrant expiring June 30, 2003.(3)
10.8     Decorize, Inc. 1999 Stock Option Plan.(6)
10.9     Form of Employee Incentive Stock Option Notice and Agreement.(1)
10.10 Lease Agreement between decorize.com, L.L.C. and 211 Union, LLC dated April 10, 2000 for Unit "F" at 211 Union Street, Springfield, Missouri.(1)
10.11 Lease Agreement between decorize.com, L.L.C. and 211 Union, LLC dated November 9, 2000 for Unit "H" at 211 Union Street, Springfield, Missouri.(1)
10.12 Loan Agreement between Decorize, Inc. and Liberty Bank dated August 16, 2001.(1)
10.13 Factoring Contract and Security Agreement between First Factors Corporation and GuildMaster, Inc. dated June 25, 1998.(1)
10.14 Subordination Agreement by and between GuildMaster, Inc., James K. Parsons, and First Factors Corporation dated June 25, 1998.(1)
10.15 Subordination Agreement by and between GuildMaster, Inc., James K. parsons, and GE Capital Commercial Services, Inc. dated April 17, 2000.(1)
10.16 Lease Agreement between C. R. Wehr, Jr. and GuildMaster, Inc. dated December 1, 1996 for land and commercial structure at 2655 North Airport Commerce Avenue, Springfield, Missouri.(1)

10.17 Lease dated June 23, 1997 between Phoenix Home Life Mutual Insurance Company and GuildMaster, Inc. for furniture showroom space in High Point, North Carolina.(1)
10.18 Sublease agreement dated June 9, 1998 between Southern Accessories Today, Inc. and GuildMaster, Inc. for showroom space in the Atlanta Merchandise Mart, Atlanta, Georgia.(1)
10.19 Note and security agreements by and among GuildMaster, Inc., Sac River Valley Bank and the U.S. Small Business Administration dated August 13, 1996.(1)
10.20 Loan agreement between GuildMaster, Inc. and Liberty Bank dated May 26, 2001.(1)
10.21 Lease Agreement between Shepherd Turk, Inc. and Faith Walk Designs, Inc. dated April 1, 2001 for office and warehouse space at 10825 Bareley Lane, Suite "D", Houston, Texas.(1)
10.22 Lease Agreement between Ed & Robin Charlesworth and John Michael Sandel dated August 11, 1997 for retail store space at 10609 Grant, Houston, Texas.(1)
10.23 Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated June 19, 2000.(1)
10.24 Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated February 22, 2000.(1)
10.25 Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated December 1, 2000.(1)
10.26 Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated September 24, 1999.(1)
10.27 Loan Agreement between Faith Walk Designs, Inc. and Sterling Bank dated November 16, 2000.(1)
10.28 Lease Agreement between Faith Walk Designs, Inc. and Republic Leasing Company dated May 18, 1998.(1)
10.29 Equipment Lease between Faith Walk Designs, Inc. and Monex Leasing dated January 29, 1998.(1)
23.1     Consent of Kirkpatrick, Phillips & Miller, CPA's, P.C. (9)
23.2     Consent of Hallett & Perrin, P.C. (included in Exhibit 5)
24       Power of Attorney (included on p. II-4)
99.2 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

     (1) Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
     (2) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on July 16, 2001.
     (3) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 15, 2001.
     (4) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 15, 2002.
     (5) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 19, 2002.
     (6) Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
     (7) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 1, 2001.
     (8) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on April 12, 2002.
     (9) Filed herewith.