Form 10QSB/A
period 2001-12-31
DECORIZE INC
filed 2002-10-16
CIK 1095471

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------



                                  FORM 10-QSB/A



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2001                                  Commission File No. 333-88083


                                 DECORIZE, INC.
              -----------------------------------------------------
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

Explanatory Note


The Company hereby amends and restates in its entirety its Quarterly Report on Form 10-QSB for the period December 31, 2001, which was filed on February 14, 2002, by filing this amended quarterly report as provided by the applicable rules under the Securities and Exchange Act of 1934. On October 2, 2002, the Company issued a press release announcing it previously recorded a non-cash stock compensation charge greater than required in the second and third quarter of fiscal 2002. This Form 10-QSB/A contains a restatement of the Company's quarterly financial statements to reflect an adjustment of the non-cash stock compensation expense related to the period ended December 31, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements


Balance Sheets as of December 31, 2001 and
June 30, 2001                                                         4-5

Statements of Operations for the three and six  months ended
December 31, 2001 and December 31, 2000                                6

Statements of Changes in Stockholders Equity
for the period ended December 31, 2001                                 7

Statements of Cash Flows for the six months ended
December 31, 2001 and December 31, 2000                                8

Notes to the financial statements                                     9-12

                                         DECORIZE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                           December 31, 2001             June 30, 2001
                                                                          -----------------             -------------
                                                                            (Unaudited)                   (Audited)
Current assets:

    Cash and cash equivalents                                               $   139,461                  $    89,180

    Receivables:
      Trade, less allowance for doubtful accounts of $44,930
         at December 31, 2001 and $7,000 at June 30, 2001                     1,569,385                      601,753
      Other                                                                         755                      539,537

    Inventories                                                               1,837,904                    1,433,110

    Inventory deposits                                                                -                      125,650

    Deferred tax benefits                                                         9,000                        9,000

    Prepaid expenses and other                                                   51,765                       70,757
                                                                            -----------                  -----------

      Total current assets                                                    3,608,270                    2,868,987

    Property and equipment, net                                                 355,672                      268,058

    Goodwill                                                                  3,186,123                    2,125,949

    Deferred tax benefits                                                         7,400                       23,700

    Other assets                                                                 11,960                        2,600
                                                                            -----------                  -----------

Total assets                                                                $ 7,169,425                  $ 5,289,294
                                                                            ===========                  ===========


                          See accompanying notes to the consolidated financial statements.


                                                 DECORIZE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          December 31, 2001             June 30, 2001
                                                                          -----------------             -------------
                                                                            (Unaudited)                   (Audited)
Current liabilities:

    Current portion long-term debt                                          $   171,148                  $    27,728

    Accounts payable                                                            516,769                      180,446

    Accrued expenses                                                            282,976                      328,682

    Other current liabilities                                                    33,667                      268,160
                                                                            -----------                  -----------

      Total current liabilities                                               1,004,560                      805,016

    Long-term debt                                                              434,397                      138,172

    Notes payable to stockholders                                             1,697,207                    1,300,000
                                                                            -----------                  -----------

      Total liabilities                                                       3,136,164                    2,243,188
                                                                            -----------                  -----------

Commitments and contingencies                                                         -                            -

Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -                            -

    Common stock, $.001 par value; 50,000,000 shares
      authorized, 10,292,774 shares at December 31, 2001
      and 10,000,000 at June 30, 2001, issued and outstanding                    10,293                       10,000

    Additional Paid-in capital                                                5,732,981                    4,511,136

    Accumulated deficit                                                      (1,710,013)                  (1,475,030)
                                                                            -----------                  -----------
      Total stockholders' equity                                              4,033,261                    3,046,106
                                                                            -----------                  -----------

Total liabilities and stockholders' equity                                  $ 7,169,425                  $ 5,289,294
                                                                            ===========                  ===========


                                See accompanying notes to the consolidated financial statements.

                                                                 5

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended                          Six Months Ended
                                       December 31, 2001     December 31, 2000     December 31, 2001     December 31, 2000
                                     -------------------   --------------------  --------------------   --------------------
                                       (Unaudited)           (Unaudited)           (Unaudited)            (Unaudited)
Sales                                    $ 3,775,908             $   18,100           $ 6,714,647             $  284,307

Cost of sales                              2,258,277                 14,118             4,195,922                220,829
                                         -----------             ----------           -----------             ----------

Gross profit                               1,517,631                  3,982             2,518,725                 63,478
                                         -----------             ----------           -----------             ----------

Operating expenses:
   Selling, general and administrative     1,335,383                360,716             2,290,902                504,365
   Stock compensation                        154,598                      -               309,197                      -
   Depreciation and amortization              25,120                  5,707                51,667                 17,190
                                         -----------             ----------           -----------             ----------

     Total operating expenses              1,515,101                366,423             2,651,766                521,555
                                         -----------             ----------           -----------             ----------

Net loss from operations                       2,530               (362,441)             (133,041)              (458,077)
                                         -----------             ----------           -----------             ----------

Other income (expense):
   Interest income                               765                  7,192                 2,619                 10,279
   Interest expense                          (33,079)                  (485)              (88,018)                  (485)
   Other                                      (3,854)               (72,648)                 (243)               (72,648)
                                         -----------             ----------           -----------             ----------

     Total other income (expense)            (36,168)               (65,941)              (85,642)               (62,854)
                                         -----------             ----------           -----------             ----------

Net loss before income taxes                 (33,638)              (428,382)             (218,683)              (520,931)

Income tax expense                            21,400                      -                16,300                      -
                                         -----------             ----------           -----------             ----------

Net loss                                 $   (55,038)            $ (428,382)          $  (234,983)            $ (520,931)
                                         ===========             ==========           ===========             ==========

Basic and diluted loss
   per share                             $     (0.01)            $    (0.07)          $     (0.02)            $    (0.09)
                                         ===========             ==========           ===========             ==========

Basic and diluted weighted-average
   shares outstanding                     10,277,920              5,820,672            10,202,598              5,820,672
                                         ===========             ==========           ===========             ==========


                                       See accompanying notes to the consolidated financial statements.

                                                                        6

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               SIX MONTHS ENDED DECEMBER 31, 2001
                                                           (Unaudited)

                                                                            Additional
                                Common Stock                                 Paid-in             Accumulated
                                   Shares                Par Value           Capital               Deficit                Total
                                 ----------              --------          -----------          ------------           -----------
Balances, June 30, 2001          10,000,000              $ 10,000          $ 4,511,136          $ (1,475,030)          $ 3,046,106

Net loss                                  -                     -                    -              (234,983)             (234,983)

Issuance of common
    stock for acquisition of
    Faith Walk Designs, Inc.        161,443                   162              486,458                     -               486,620

Issuance of stock warrants                -                     -              124,000                     -               124,000

Net proceeds from sale of
    common stock                    130,000                   130              299,191                     -               299,321

Issuance of common
    stock for services                1,331                     1                2,999                     -                 3,000

Stock compensation expense                -                     -              309,197                     -               309,197
                                 ----------              --------          -----------          ------------           -----------

Balances, December 31, 2001      10,292,774              $ 10,293          $ 5,732,981          $ (1,710,013)          $ 4,033,261
                                 ==========              ========          ===========          ============           ===========


                                See accompanying notes to the consolidated financial statements.

                                                                7

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                                December 31, 2001           December 31, 2000
                                                                                -----------------           -----------------
                                                                                   (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (234,983)                $ (520,931)

Adjustments to reconcile net loss to cash provided by operating activities:
         Depreciation                                                                   54,147                     17,190
         Stock compensation                                                            309,197                          -
         Common stock issued for services                                                3,000                     50,000
         Loss on abandonment of property and equipment                                       -                     72,293

Changes in certain assets and liabilities:
         Receivables                                                                  (797,421)                   (22,970)
         Inventories                                                                   185,121                    (61,055)
         Prepaid expenses and other                                                    142,273                    (75,134)
         Deferred tax benefits                                                          16,300                          -
         Accounts payable                                                             (123,980)                    86,679
         Accrued expenses and other                                                   (287,400)                    25,127
                                                                                    ----------                 ----------
                Net cash used in operating activities                                 (733,746)                  (428,801)
                                                                                    ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                         (37,930)                  (119,208)
         Collections on other receivables                                              693,038                          -
         Acquisition of Faith Walk Designs, Inc., net of cash                         (272,430)                         -
                                                                                    ----------                 ----------
                Net cash from investing activities                                     382,678                   (119,208)
                                                                                    ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt                                                            (300,204)                    (2,108)
         Proceeds from debt                                                            200,150                          -
         Proceeds from stockholders notes                                              271,463                          -
         Repayment of stockholders notes                                               (90,000)                         -
         Issuance of common stock, net of related expenses                             275,940                    725,223
         Proceeds from issuance of stock warrants                                       44,000                          -
                                                                                    ----------                 ----------
                Net cash from financing activities                                     401,349                    723,115
                                                                                    ----------                 ----------
                Net increase in cash and cash equivalents                               50,281                    175,106

CASH AND CASH EQUIVALENTS, beginning of period                                          89,180                    381,859
                                                                                    ----------                 ----------

CASH AND CASH EQUIVALENTS, end of period                                            $  139,461                 $  556,965
                                                                                    ==========                 ==========


                                See accompanying notes to the consolidated financial statements.

                                                               8

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


Basic and diluted loss per share was $0.01 for the three months ended December 31, 2001, and $0.07 for the three months ended December 30, 2000. For the six months ended December 31, 2001 and December 31, 2000, basic and diluted loss per share was $0.02 and $0.09, respectively.


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

                                      Three Months        Three Months           Six Months           Six Months
                                          Ended               Ended                 Ended                Ended
                                    December 31, 2001    December 31, 2000     December 31, 2001    December 31, 2000
                                    -----------------    -----------------     -----------------    -----------------
Sales                                   3,775,908           2,611,752             6,912,288            5,736,863

Cost of sales                           2,258,277           1,428,255             4,314,776            3,295,395
                                        ---------           ---------             ---------            ---------
Gross profit                            1,517,631           1,183,497             2,597,512            2,441,468

Operating expenses                      1,515,101           1,308,912             2,742,370            2,527,861
                                        ---------           ---------             ---------            ---------
Net income (loss) from
  operations                                2,530            (125,415)             (144,858)             (86,393)

Other income (expense)                    (36,168)           (164,145)              (99,974)            (210,090)
                                        ---------           ---------             ---------            ---------
Net loss before income taxes              (33,638)           (289,560)             (244,832)            (296,483)

Income tax expense (benefit)               21,400             (52,100)               11,600              (53,400)
                                        ---------           ---------             ---------            ---------
Net loss                                  (55,038)           (237,460)             (256,432)            (243,083)
                                        =========           =========             =========            =========

Basic and diluted
  Loss per share                        $   (0.01)          $   (0.02)            $   (0.03)           $   (0.02)
                                        =========           =========             =========            =========


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

On October 3, 2001 the Board of Directors approved the acceleration of vesting of 339,498 options granted June 29, 2001, held by certain employees, including officers of the Company. These options have a 7-year life and originally vested on certain performance requirements being met. With the Board approval, these options will become fully vested as of June 29, 2002. Other than the changes in the vesting period, there were no other changes to the terms of the original options as granted.

Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, requires among other things, that stock options which have been modified after December 15, 1998, to accelerate vesting, be accounted for with a new measurement date. The non-cash stock compensation expense related to these options as of this new measurement date of October 3, 2001 amounted to $618,393. Compensation expense of $154,597 was recognized in the three months ended September 31, 2001 prior to the modification. Accordingly, the remaining $463,796 is being recognized as stock compensation expense over the remaining vesting period. The Company has recognized $154,598 and $309,197 in stock compensation related to stock options for the three months and six months ended December 31, 2001, respectively.


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


              A Summary of the Company's Stock Option Activity for
                     the Six Months Ended December 31, 2001

                                                               Weighted Average
                                                Options         Exercise Price
                                              ------------   -------------------
Outstanding - beginning of period               344,823            0.98690

Granted                                         326,100            2.64540
Exercised                                          --                 --
Forfeited                                          --                 --
Outstanding - end of period                     670,923            1.79301
                                                =======

Exercisable at end of period                       --                 --

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

Results of Operations

         The following table presents the percentage of total revenues of the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations, a copy of which is included herein. All such data should be read only in conjunction with and is qualified in their entirety by reference to our financial statements and accompanying notes:

                                     For the three months            %          For the six months          %
                                      ended December 31,          Change        ended December 31,        Change
                                      -------------------         ------        ------------------        ------
                                          2001          2000                       2001          2000
                                          ----          ----                       ----          ----
Sales (net)                                100%          100%                       100%         100%
Cost of Sales                             59.8%         78.0%      (18.2)          62.5%        77.7%      (15.2)
Gross Profit                              40.2%         22.0%       18.2           37.5%        22.3%       15.2
Selling, general and
  operating expenses                      35.4%       2024.4%    (1989.0)          34.1%       183.4%     (149.3)

Operating Loss                             0.1%      (2002.4%)    2002.5           (2.0%)     (161.1%)     159.1
Total other income (expense)              (1.0%)      (364.3%)     363.3            1.3%        22.1%       20.8
Net Loss                                  (1.5%)     (2366.8%)    2365.3           (3.5%)     (183.2%)     179.7


Six months ended December 31, 2001 compared with the six months ended December 31, 2000

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the six-month period ended December 31, 2001 were $6,714,647, which represents a $6,430,340 increase when compared to revenues for the six months ended December 31, 2000 of $284,307. This significant increase is attributable to the inclusion of GuildMaster's (GuildMaster, Inc. is a wholly owned subsidiary of the Company that was acquired on June 18, 2001) revenue of $2,401,915 for the entire period and five months of Faith Walk's revenue of $1,100,372, as well as the internal growth of Decorize.com (a division of Decorize, Inc.).

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

Operating Expenses


         Operating expenses include all selling, general and administrative expenses not associated with the costs of products and the shipment of products. During the six-month period ended December 31, 2001, our operating expenses were $2,651,766, an increase of $2,130,211 or 408.4%, as compared to the same period last year. This increase is directly attributable to the growth in sales which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the six-month period ended December 31, 2001, our operating expenses were comprised of $2,290,902 of selling, general and administrative expenses, $309,197 related to issuance of stock options, and $51,667 of depreciation and amortization. These expenses represented 39.5% of sales for the six months ended December 31, 2001 as compared to 183.4% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the sharp increase in sales.


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

Net Loss


         Our net loss decreased $285,948 compared to the same period last year, and decreased as a percentage of revenues from 183.2% to 3.5%. We consider these losses to be normal operating results for a new business. As our sales increase, we expect to become profitable due primarily to the fact that our infrastructure is in place and we will not need to incur significant additional operating expenses as our sales increase.


Three months ended December 31, 2001 compared with the three months ended December 31, 2000


         Sales for the three-month period ended December 31, 2001 were $3,775,908, which represents a $3,757,808 increase when compared to revenues for the three months ended December 31, 2000 of $18,100. This significant increase is attributable to the inclusion of GuildMaster's and Faith Walk's revenue of $1,295,920 and $584,195, respectively, for the entire period, as well as the internal growth of Decorize.com.


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

Operating Expenses


         During the three-month period ended December 31, 2001, our operating expenses were $1,515,101 an increase of $1,148,678 or 313.5%, as compared to the same period last year. This increase is directly attributable to the growth in sales which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. During the three-month period ended December 31, 2001, our operating expenses were comprised of $1,335,383 of selling, general and administrative expenses, $154,598 related to issuance of stock options, and $25,120 of depreciation and amortization. These expenses represented 40.1% of sales for the three months ended December 31, 2001 as compared to 2,024.4% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the sharp increase in sales.

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

Net Loss

         Our net loss decreased $373,344 to $55,038, compared to the same period last year, and decreased as a percentage of revenues to 1.5%. We consider these losses to be normal operating results for a new business. As our sales increase, we expect to become profitable due primarily to the fact that our infrastructure is in place and we will not need to incur significant additional operating expenses as our sales increase.

Inflation

         We do not believe that our business is materially affected by inflation. We anticipate that any increased costs caused by inflation will be passed on to our customers.

Liquidity and Capital Resources

         We had a net loss of $234,983 on sales of $6,714,647 for the six-month period ended December 31, 2001. GuildMaster generated income before income taxes of $185,867 on sales of $2,401,915 for the six months ended December 31, 2001. Faith Walk had a net loss before any income tax benefits of $105,916 on sales of $1,100,372 for the five-month period after acquisition ending December 31, 2001. Decorize generated a net loss before any income tax benefits of $304,140 on sales of $3,212,360 for the six-month period ended December 31, 2001. For the six-month period, Decorize recorded $309,197 of stock compensation expense.

         We used $733,746 in cash for operating activities during the six-month period ended December 31, 2001. The principal operating uses of cash were the $234,983 loss, an increase in receivables of $797,421, a decrease in accrued expenses of $287,400, and a decrease in accounts payable of $123,980. The primary operating sources of cash were a decrease in inventories of $185,121 and a decrease in prepaid expenses and other assets of $142,273.

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


Dated:   October 14, 2002           DECORIZE, INC.


                                    By:    /s/ Jon Baker
                                       -----------------------------------------
                                        Jon Baker, CEO and Principal
                                        Executive Officer


                                    By:    /s/ Alex Budzinsky
                                       -----------------------------------------
                                        Alex Budzinsky, Executive Vice President
                                          and Chief Financial Officer