Form 10QSB/A
period 2002-03-31
DECORIZE INC
filed 2002-10-16
CIK 1095471

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


                                 DECORIZE, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                           43-1931810
------------------------------                            --------------------
  (State or jurisdiction of                                  (IRS Employer
incorporation or organization)                             Identification No.)

211 S. Union Street, Suite F, Springfield, Missouri              65802
---------------------------------------------------            ----------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number, including area code:  (417) 879-3326


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

Explanatory Note


The Company hereby amends and restates in its entirety its Quarterly Report on Form 10-QSB for the period ending March 31, 2002, which was filed on May 17, 2002, by filing this amended quarterly report as provided by the applicable rules under the Securities and Exchange Act of 1934. On October 2, 2002, the Company issued a press release announcing it previously recorded a non-cash stock compensation charge greater than required in the second and third quarter of fiscal 2002. This Form 10-QSB/A contains a restatement of the Company's quarterly financial statements to reflect an adjustment of the non-cash stock compensation expense related to the period ended March 31, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements


Balance Sheets as of March 31, 2002 and
June 30, 2001                                                         4-5

Statements of Operations for the three and nine months ended
March 31, 2002 and March 31, 2001                                      6

Statements of Changes in Stockholders Equity
for the period ended March 31, 2002                                    7

Statements of Cash Flows for the nine months ended
March 31, 2002 and March 31, 2001                                      8

Notes to the financial statements                                     9-12


                                                 DECORIZE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                               ASSETS


                                                                          March 31, 2002                June 30, 2001
                                                                          --------------                -------------
                                                                            (Unaudited)                   (Audited)
Current assets:

    Cash and cash equivalents                                              $    293,538                 $     89,180

    Receivables:
      Trade, less allowance for doubtful accounts of  $73,227
         at March 31, 2002 and $7,000 at June 30, 2001                        1,304,660                      601,753
      Other                                                                       5,477                      539,537

    Inventories                                                               2,194,686                    1,433,110

    Inventory deposits                                                           97,078                      125,650

    Deferred tax benefits                                                             -                        9,000

    Prepaid expenses and other                                                   42,791                       70,757
                                                                           ------------                 ------------

      Total current assets                                                    3,938,230                    2,868,987

    Property and equipment, net                                                 413,494                      268,058

    Goodwill                                                                  3,274,503                    2,125,949

    Deferred tax benefits                                                             -                       23,700

    Other assets                                                                 59,624                        2,600
                                                                           ------------                 ------------

Total assets                                                               $  7,685,851                 $  5,289,294
                                                                           ============                 ============



                             See accompanying notes to the consolidated financial statements.


                                                 DECORIZE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          March 31, 2002                June 30, 2001
                                                                          --------------                -------------
                                                                            (Unaudited)                   (Audited)
Current liabilities:

    Accounts payable                                                       $    841,447                 $    180,446

    Accrued expenses                                                            297,558                      328,682

    Other current liabilities                                                    13,255                      268,160

    Current portion long-term debt                                              164,986                       27,728
                                                                           ------------                 ------------

      Total current liabilities                                               1,317,246                      805,016

    Long-term debt                                                              460,815                      138,172

    Notes payable to stockholders                                             1,645,703                    1,300,000
                                                                           ------------                 ------------

      Total liabilities                                                       3,423,764                    2,243,188
                                                                           ------------                 ------------

Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -                            -

    Common stock, $.001 par value; 50,000,000 shares authorized,
      10,412,774 shares at March 31, 2002 and 10,000,000 at
      June 30, 2001, issued and outstanding                                      10,413                       10,000

    Additional paid-in capital                                                7,024,839                    4,511,136

    Accumulated deficit                                                      (2,773,165)                  (1,475,030)
                                                                           ------------                 ------------

      Total stockholders' equity                                              4,262,087                    3,046,106
                                                                           ------------                 ------------

Total liabilities and stockholders' equity                                 $  7,685,851                 $  5,289,294
                                                                           ============                 ============

                           See accompanying notes to the consolidated financial statements.

                                                           5

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three Months Ended                            Nine Months Ended
                                      March 31, 2002          March 31, 2001        March 31, 2002         March 31, 2001
                                      --------------          --------------        --------------         --------------
                                        (Unaudited)             (Unaudited)           (Unaudited)            (Unaudited)
Sales                                  $   2,655,740           $    426,895         $   9,370,387           $    711,202

Cost of sales                              1,917,850                299,002             6,113,772                519,831
                                       -------------           ------------         -------------           ------------

Gross profit                                 737,890                127,893             3,256,615                191,371
                                       -------------           ------------         -------------           ------------

Operating expenses:
   Selling, general and administrative     1,495,824                461,866             3,786,726                966,231
   Stock compensation                        227,098                      -               536,295                      -
   Depreciation and amortization              33,345                 12,910                85,012                 30,100
                                       -------------           ------------         -------------           ------------
     Total operating expenses              1,756,267                474,776             4,408,033                996,331
                                       -------------           ------------         -------------           ------------

Net loss from operations                  (1,018,377)              (346,883)           (1,151,418)              (804,960)
                                       -------------           ------------         -------------           ------------

Other income (expense):
   Interest income                             1,308                  5,427                 3,927                 15,706
   Interest expense                          (42,213)                     -              (130,231)                  (485)
   Other                                      12,530                      -                12,287                (72,648)
                                       -------------           ------------         -------------           ------------

     Total other income (expense)            (28,375)                 5,427              (114,017)               (57,427)
                                       -------------           ------------         -------------           ------------

Loss before income taxes                  (1,046,752)              (341,456)           (1,265,435)              (862,387)

Income tax expense                            16,400                      -                32,700                      -
                                       -------------           ------------         -------------           ------------

Net loss                               $  (1,063,152)          $   (341,456)        $  (1,298,135)          $   (862,387)
                                       =============           ============         =============           ============

Basic and diluted loss
   per share                           $       (0.10)          $      (0.06)        $       (0.13)          $      (0.15)
                                       =============           ============         =============           ============

Basic and diluted weighted-average
   shares outstanding                     10,396,552              5,860,955            10,266,744              5,829,968
                                       =============           ============         =============           ============

                                  See accompanying notes to the consolidated financial statements.

                                                                  6

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                NINE MONTHS ENDED MARCH 31, 2002
                                                           (Unaudited)

                                                                             Additional
                                  Common Stock                                Paid-in            Accumulated
                                     Shares               Par Value           Capital              Deficit               Total
                                   ----------             --------          -----------         ------------          -----------
Balances, June 30, 2001            10,000,000             $ 10,000          $ 4,511,136         $ (1,475,030)         $ 3,046,106

Net loss                                    -                    -                    -           (1,298,135)          (1,298,135)

Issuance of common
    stock for acquisition of
    Faith Walk Designs, Inc.          161,443                  162              509,838                    -              510,000

Issuance of stock warrants                  -                    -              124,000                    -              124,000

Common stock warrants issued
    in conjunction with note payable        -                    -              276,515                    -              276,515

Beneficial conversion option
    associated with note payable            -                    -              473,485                    -              473,485

Issuance of stock options                   -                    -               16,500                    -               16,500

Net proceeds from sale of
    common stock                      250,000                  250              574,071                    -              574,321

Issuance of common stock
    for services                        1,331                    1                2,999                    -                3,000

Stock compensation expense                  -                    -              536,295                    -              536,295
                                   ----------             --------          -----------         ------------          -----------

Balances, March 31, 2002           10,412,774             $ 10,413          $ 7,024,839         $ (2,773,165)         $ 4,262,087
                                   ==========             ========          ===========         ============          ===========

                                See accompanying notes to the consolidated financial statements.

                                                               7

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                                 March 31, 2002             March 31, 2001
                                                                               -----------------            --------------
                                                                                   (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (1,298,135)              $   (862,387)

Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                  85,012                     30,100
         Compensatory issuance of common stock and stock options                       555,795                     91,665
         Loss on abandonment of property and equipment                                       -                     72,293
         Deferred income taxes                                                          32,700                          -

Changes in certain assets and liabilities:
         Receivables                                                                  (532,696)                  (207,076)
         Inventories                                                                  (236,661)                   (23,767)
         Prepaid expenses and other                                                      6,505                    (99,775)
         Accounts payable                                                              200,698                     38,201
         Accrued expenses and other                                                   (293,230)                    79,033
                                                                                  ------------               ------------

                Net cash used in operating activities                               (1,480,012)                  (881,713)
                                                                                  ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                           (59,362)                  (155,114)
         Other receivables                                                             688,316                          -
         Acquisition of Faith Walk Designs, Inc., net of cash acquired                (295,811)                         -
                                                                                  ------------               ------------

                Net cash from provided by (used in) investing activities               333,143                   (155,114)
                                                                                  ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principle payments on debt                                                   (347,203)                    (2,881)
         Proceeds from issuance of long-term debt                                      950,150                          -
         Proceeds from issuance of stockholders notes payable                          271,463                          -
         Principle payments of stockholders notes payable                             (141,504)                         -
         Issuance of common stock, net of related expenses                             574,321                  1,107,519
         Proceeds from issuance of stock warrants                                       44,000                          -
                                                                                  ------------               ------------

                Net cash provided by financing activities                            1,351,227                  1,104,638
                                                                                  ------------               ------------
                Net increase in cash and cash equivalents                              204,358                     67,811

CASH AND CASH EQUIVALENTS at beginning of period                                        89,180                    381,859
                                                                                  ------------               ------------

CASH AND CASH EQUIVALENTS at end of period                                        $    293,538               $    449,670
                                                                                  ============               ============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
  FINANCING ACTIVITIES:
         Common stock warrants issued in conjunction with note payable                 276,515                          -
         Beneficial conversion option associated with note payable                     473,485                          -


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

                                      Three Months        Three Months           Nine Months          Nine Months
                                         Ended                Ended                 Ended                Ended
                                     March 31, 2002      March 31, 2001        March 31, 2002       March 31, 2001
                                     --------------      --------------        --------------       --------------
Sales                                   2,655,740           2,726,831             9,568,028            8,463,694
Cost of sales                           1,917,850           1,542,364             6,232,626            4,837,759
                                       ----------           ---------            ----------            ---------
Gross profit                              737,890           1,184,467             3,335,402            3,625,935
Operating expenses                      1,756,267           1,420,527             4,498,637            3,948,388
                                       ----------           ---------            ----------            ---------
Net income (loss) from
operations                             (1,018,377)           (236,060)           (1,163,235)            (322,453)
Other income (expense)                    (28,375)            (50,711)             (128,349)            (260.801)
                                       ----------           ---------            ----------            ---------
Net loss before income taxes           (1,046,752)           (286,771)           (1,291,584)            (583,254)
Income tax expense                         16,400                   -                32,700                    -
                                       ----------           ---------            ----------            ---------
Net loss                               (1,063,152)           (286,771)           (1,324,284)            (583,254)
                                       ==========           =========            ==========            =========
Basic and diluted
  Loss per share                       $    (0.10)          $   (0.05)           $    (0.13)           $   (0.10)
                                       ==========           =========            ==========            =========


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

Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, requires among other things, that stock options which have been modified after December 15, 1998, to accelerate vesting, be accounted for with a new measurement date. The non-cash stock compensation expense related to these options as of this new measurement date of October 3, 2001 amounted to $618,393. Compensation expense of $154,597 was recognized in the three months ended September 31, 2001 prior to the modification. Accordingly, the remaining $463,796 is being recognized as stock compensation expense over the remaining vesting period. The Company has recognized $227,098 and $536,295 in stock compensation related to stock options for the three months and nine months ended March 31, 2002, respectively, including $72,500 related to an option granted to an executive with an exercise price below the market price on the date of the grant.


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

Results of Operations

         The following table presents the percentage of total revenues of the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations, a copy of which is included herein. All such data should be read only in conjunction with and is qualified in their entirety by reference to our financial statements and accompanying notes:

                                         For the three months                      For the nine months
                                            ended March 31,       Change             ended March 31,      Change
                                            ----------------      ------             ---------------      ------
                                          2002           2001                        2002        2001
                                          ----           ----                        ----        ----
Sales (net)                                100%          100%                        100%        100%

Cost of sales                             72.2%         70.0%       2.2              65.3%       73.1%      (7.8)

Gross profit                              27.8%         30.0%      (2.2)             34.7%       26.9%       7.8
Selling, general and

  operating expenses                      66.1%        111.3%     (45.2)             47.0%      140.1%     (93.1)

Operating loss                           (38.3%)       (81.3%)     43.0             (12.3%)    (113.2%)    100.9

Total other income (expense)              (1.1%)         1.3%      (2.4)             (1.2%)      (8.1%)      6.9

Income tax expense                        (0.6%)          -        (0.6)             (0.3%)        -        (0.3)

Net loss                                 (40.0%)       (80.0%)     40.0             (13.9%)    (121.3%)    107.4


Nine months ended March 31, 2002 compared with the nine months ended March 31, 2001

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the nine-month period ended March 31, 2002 were $9,370,387, which represents an $8,659,185 increase, when compared to revenues for the nine months ended March 31, 2001 of $711,202. This significant increase is attributable to the acquisition of GuildMaster (a wholly owned subsidiary of the Company that was acquired on June 18, 2001 with revenue of $3,453,798 for the 2002 period and Faith Walk with revenue of $1,777,629 since its July 31, 2001 acquisition), as well as the internal growth of Decorize.com (a division of Decorize, Inc.).

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

Operating Expenses


         Operating expenses include all selling, general and administrative expenses not associated with the costs and shipment of the products. During the nine-month period ended March 31, 2002, our operating expenses were $4,408,033, including stock option expense of $536,295, an increase of $3,411,702 or 342.4%, as compared to the same period last year. This increase is directly attributable to the growth in sales, which required additional personnel and caused us to pay greater sales commissions, and the acquisitions of GuildMaster and Faith Walk. These expenses represented 47.0% of sales for the nine months ended March 31, 2002 as compared to 140.1% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the substantial increase in sales and the economies of scale and fixed cost nature of certain expenses.


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

Net Loss


         Our net loss was $1,298,135 for the nine months ended March 31, 2002 compared to $862,387 for the same period last year. As a percentage of revenue, the net loss decreased to 13.9% in 2002 from 121.3% from 2002 the decrease being primarily attributable to the growth in sales and the acquisitions.


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

Operating Expenses


         During the three-month period ended March 31, 2002, our operating expenses were $1,756,267, including $227,098 in stock option expense, an increase of $1,281,491 or 269.9%, as compared to the same period last year. This increase is directly attributable to the growth in sales, which required additional personnel and caused us to pay greater sales commissions, and staff increases due to the acquisitions of GuildMaster and Faith Walk. These expenses represented 66.1% of sales for the three months ended March 31, 2002 as compared to 111.3% of sales for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales and the economies of scale and fixed cost nature of certain expenses.


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

Net Loss


         Our net loss was $1,063,152 for the three months ended March 31, 2002 compared to $341,456 for the same period last year. The net loss decreased as a percentage of revenues to 40.0% from 80.0% due principally to our growth in sales and acquisitions.


Inflation

         We do not believe that our business is materially affected by inflation. We anticipate that any increased costs caused by inflation will be passed on to our customers.

Liquidity and Capital Resources


         Cash used in operating activities during the nine-month period ended March 31, 2002 amounted to $1,480,012. The principal operating uses of cash related to the $1,298,135 net loss. The $555,795 of non-cash stock compensation expense was substantially offset by the use of cash to fund growing working capital needs.


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