Form 10QSB
period 2002-09-30
DECORIZE INC
filed 2002-11-12
CIK 1095471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

         For the transition period from _____________ to ______________


                        Commission File Number: 001-31260


                                 DECORIZE, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                              43-1931810
------------------------------                               -------------------
  (State or jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                   1938 E. Phelps, Springfield, Missouri 65802
                   -------------------------------------------
                     (Address of Principal Executive Office)

Registrant's telephone number:      (417) 879-3326

Former name, former address and former fiscal year, if changed since last report: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 4, 2002, there were 10,432,774 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                                      Index


PART I - FINANCIAL INFORMATION                                          Page
                                                                       Number
Item 1.  Financial Statements

     Consolidated Balance Sheet as of September 30, 2002                  3

     Consolidated Statements of Operations for the three months
     ended September 30, 2002 and September 30, 2001                      5

     Consolidated Statements of Cash Flows for the three months
     ended September 30, 2002 and September 30, 2001                      6

     Notes to the Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

Item 3.  Controls and Procedures                                         12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13

                                 DECORIZE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 2002 (Unaudited)


                                              ASSETS
Current assets:

    Cash and cash equivalents                                               $   128,019

    Receivables:
      Trade, less allowance for doubtful accounts of  $160,712                1,944,808
      Other                                                                      43,956

    Inventories                                                               2,025,977

    Prepaid expenses and other                                                   58,837
                                                                            -----------

      Total current assets                                                    4,201,597

    Property and equipment, net                                                 382,590

    Goodwill                                                                  3,258,938

    Other assets                                                                106,754
                                                                            -----------

Total assets                                                                $ 7,949,879
                                                                            ===========

        See accompanying notes to the consolidated financial statements.

                                 DECORIZE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (continued)
                                  SEPTEMBER 30, 2002 (Unaudited)

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                        $ 1,188,588

    Accrued salaries and commissions                                            241,551

    Other accrued expenses                                                      217,505

    Current portion long-term debt                                              247,004

    Current portion of capital lease obligations                                 23,453
                                                                            -----------

      Total current liabilities                                               1,918,101

Capital lease obligations, less current portion                                  31,430

Long-term debt, less current portion                                            383,972

Notes payable to stockholders                                                 1,645,703
                                                                            -----------

      Total liabilities                                                       3,979,206
                                                                            -----------
Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -

    Common stock, $.001 par value; 50,000,000 shares
      authorized, 10,432,774 shares
      outstanding                                                                10,433

    Additional paid-in capital                                                7,287,917

    Accumulated deficit                                                      (3,327,677)
                                                                            -----------

      Total stockholders' equity                                              3,970,673
                                                                            -----------

Total liabilities and stockholders' equity                                  $ 7,949,879
                                                                            ===========

             See accompanying notes to the consolidated financial statements.

                                             4

                                 DECORIZE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                   September 30, 2002          September 30, 2001
                                                   ------------------          ------------------
                                                       (Unaudited)                 (Unaudited)
Sales                                                  $ 5,215,314                 $ 2,938,739

Cost of sales                                            3,275,414                   1,937,645
                                                       -----------                 -----------

Gross profit                                             1,939,900                   1,001,094

Operating expenses:
    Selling, general and administrative                  1,573,221                     955,519
    Stock compensation                                      15,000                     154,599
    Depreciation and amortization                           49,274                      26,547
                                                       -----------                 -----------
      Total operating expenses                           1,637,495                   1,136,665
                                                       -----------                 -----------

Operating income (loss)                                    302,405                    (135,571)

Other income (expense):
    Interest income                                            466                       1,854
    Interest expense                                      (164,703)                    (54,939)
    Other                                                   26,027                       3,611
                                                       -----------                 -----------
      Total other income (expense)                        (138,210)                    (49,474)
                                                       -----------                 -----------

Income (loss) before income taxes                          164,195                    (185,045)

Income tax benefit                                               -                      (5,100)
                                                       -----------                 -----------

Net income (loss)                                      $   164,195                 $  (179,945)
                                                       ===========                 ===========

Income (loss) per share:
      Basic:                                           $      0.02                 $     (0.02)
                                                       ===========                 ===========
      Diluted:                                         $      0.02                 $     (0.02)
                                                       ===========                 ===========
Weighted-average common shares
    outstanding:
      Basic:                                            10,432,774                  10,127,277
                                                       ===========                 ===========
      Diluted:                                          10,698,628                  10,127,277
                                                       ===========                 ===========


                    See accompanying notes to the consolidated financial statements.

                                                     5

                                             DECORIZE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Three Months Ended
                                                                               September 30, 2002         September 30, 2001
                                                                               ------------------         ------------------
                                                                                   (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   164,195                $  (179,945)

Adjustments to reconcile net income (loss) to cash used in operating activities:

         Depreciation and amortization                                                  49,275                     27,827
         Compensatory issuance of common stock and stock options                        15,000                    154,599
         Deferred income tax benefit                                                         -                     (5,100)
         Amortization of debt discount                                                  93,750                          -

Changes in certain assets and liabilities:
         Receivables                                                                  (889,042)                  (727,921)
         Inventories                                                                   226,395                     59,502
         Prepaid expenses and other                                                    (10,494)                   (63,099)
         Accounts payable                                                              370,222                     90,855
         Accrued expenses and other                                                     29,927                   (235,320)
                                                                                   -----------                -----------
                Net cash provided by (used in) operating activities                     49,228                   (878,602)
                                                                                   -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                           (15,068)                   (12,160)
         Other receivables                                                                   -                    692,085
         Acquisition of Faith Walk Designs, Inc., net of cash acquired                       -                   (272,431)
                                                                                   -----------                -----------
                Net cash provided by (used in) investing activities                    (15,068)                   407,494
                                                                                   -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term debt                                          (47,721)                   (64,150)
         Proceeds from issuance of long-term debt                                            -                    200,150
         Proceeds from issuance of stockholders' notes payable                               -                    271,463
         Principal payments on capital lease liabilities                                (6,492)                         -
         Issuance of common stock, net of related expenses                                   -                    215,941
         Proceeds from issuance of common stock warrants                                     -                      4,000
                                                                                   -----------                -----------
                Net cash provided by (used in) financing activities                    (54,213)                   627,404
                                                                                   -----------                -----------
                Net increase (decrease) in cash and cash equivalents                   (20,053)                   156,296

CASH AND CASH EQUIVALENTS at beginning of period                                       148,072                     89,180
                                                                                   -----------                -----------

CASH AND CASH EQUIVALENTS at end of period                                         $   128,019                $   245,476
                                                                                   ===========                ===========


                                See accompanying notes to the consolidated financial statements.

                                                               6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.  GENERAL

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in Decorize, Inc.'s Form 10-KSB for the fiscal year ended June 30, 2002.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for interim periods.

2. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Quarter Ended
                                                     ------------------------------------
                                                      September 30,         September 30,
                                                          2002                  2001
                                                     --------------        --------------
Numerator
Net income for basic and diluted
  earnings per share                                 $      164,195        $     (179,945)

Denominator
Denominator for basic earnings per share -
  weighted average shares                                10,432,774             10,127,277
Effect of employee stock options and warrants               265,854                 -
                                                     --------------        --------------
Denominator for diluted earnings per share -
  adjusted weighted average shares                       10,698,628             10,127,277
                                                     ==============        ==============

Basic income (loss) per share                                $ 0.02               $ (0.02)
                                                     ==============        ==============

Diluted income (loss) per share                              $ 0.02               $ (0.02)
                                                     ==============        ==============

3. INVENTORIES

Inventories as of September 30, 2002 consist of the following:

Finished Products                           $   1,569,281
Raw Materials                                     426,157
Work in Process                                    30,539
                                            -------------
                                            $   2,025,977
                                            =============

4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On July 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 has had no significant impact on the Company's consolidated results of operations or financial position.

5. DEBT AGREEMENT

The Company entered into a securities purchase agreement on February 26, 2002. Under this agreement, the Company issued a convertible term note in the amount of $750,000 and warrants to purchase an aggregate of 300,000 shares of common stock. The note accrues at a 6% interest rate and requires equal monthly installments of principal and interest, in the amount of $68,423 to be paid on the last day of each calendar month beginning on March 31, 2003, through February 2004. Within one year from the date of the securities purchase agreement, the holder of this note may convert all or any portion of the outstanding balance of this note, including accrued but unpaid interest, into shares of common stock. The price at which the note is convertible is $2.50 per share. The warrants have an exercise price of $3.00 per share. If the Company does not obtain certain financing by December 31, 2002, the warrant exercise price will be reduced to $1.50 per share. The warrants are exercisable until February 26, 2005.

The number of shares issuable upon exercise of the warrants or conversion of the note will be adjusted to reflect any stock split or reverse stock split, or upon any recapitalization, merger, reorganization, or similar event involving the Company. In addition to these protections, the note (but not the warrants) provides for full ratchet anti-dilution price protection (if the Company sells shares at a lower price than the conversion price, then the conversion price is reduced accordingly).

The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable issued on February 26, 2002, amounted to $276,515 and $473,485, respectively, on that date, and were recorded as a discount on the note. The discount is being amortized to interest expense over the two-year term of the note, using the interest method. The unamortized value of the warrant and beneficial conversion option of the note amounted to $195,865 and $335,385, respectively, at September 30, 2002.

6. SUBSEQUENT EVENTS

On October 9, 2002, a stockholder of the Company repaid two loans to a financial institution, in the aggregate amount of $288,770, on behalf of the Company. The Company then issued a promissory note payable to this stockholder in the same amount. This note bears interest at a rate of 5.75%. Interest is due on this note quarterly with principal and any unpaid interest due on October 25, 2005. The notes evidencing the repaid loans, accordingly, have been included in long-term debt in the accompanying September 30, 2002 consolidated balance sheet.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) controlling expenses, and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, which may affect the Company's financial position and results of operations.

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2002, as well as certain material changes in results of operations during the three month periods ended September 30, 2002 and 2001.

General

         We have developed a network of more than 30 supply partners in China, the Philippines, Thailand, Indonesia, Hong Kong and Vietnam that manufacture the products we sell. None of our suppliers are material to our business as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during any future fiscal year.

         Since a large portion of our products are sourced from the Far East, our gross margins may fluctuate to some extent with changes in foreign currency exchange rates. Our gross margins could also be affected by changes in ocean freight rates due to fluctuations in fuel prices and other factors that affect these rates. We have experienced modest changes in ocean freight rates, but these fluctuations are unpredictable and may become more extreme in the future. We expect that interruption of shipments due to the suspension of operations in the west coast ports during the recent dock labor dispute will have a moderate impact on our second quarter results.

Results of Operations

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

         The following table presents certain items included in the Company's consolidated statements of operations, a copy of which is included in this report beginning on page 5, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

                                       For the three months ended September 30, 2002
                                  ------------------------------------------------------
                                               2002                        2001                  Change
                                  --------------------------   ------------------------   --------------------
Sales (net)                         $5,215,314        100.0%   $ 2,938,739       100.0%    $2,276,575      - %
Cost of sales                        3,275,414         62.8      1,937,645        65.9      1,337,769    (3.1)
                                    ----------        -----    -----------       -----     ----------   -----
Gross profit                         1,939,900         37.2      1,001,094        34.1        938,806     3.1
Selling, general and
  operating expenses                 1,637,495         31.4      1,136,665        38.7        500,830    (7.3)
                                    ----------        -----    -----------       -----     ----------   -----

Operating income (loss)                302,405          5.8       (135,571)       (4.6)       437,976    10.4
Total other expense                   (138,210)        (2.7)       (49,474)       (1.7)       (88,736)   (1.0)
Income tax expense                           -           -          (5,100)       (0.2)         5,100     0.2
                                    ----------        -----    -----------       -----     ----------   -----
Net income (loss)                   $  164,195          3.1    $  (179,945)       (6.1)    $  344,140     9.2
                                    ==========        =====    ===========       =====     ==========   =====

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the three-month period ended September 30, 2002, increased $2.3 million or 77.5% to $5.2 million, compared to $2.9 million for the three months ended September 30, 2001. The increase in sales is due primarily to customer acceptance of our services, products and prices.

Cost of Sales

         For the three months ended September 30, 2002, cost of sales decreased as a percentage of sales to 62.8% or $3.3 million, compared to 65.9% or $1.9 million for the three months ended September 30, 2001. The percentage decrease of costs was the result of efficiencies associated with higher volume purchases.

Operating Expenses

         During the three-month period ended September 30, 2002, our operating expenses increased $0.5 million or 44.1% to $1.6 million, compared to $1.1 million for the same period last year. This increase was principally attributable to the growth in sales, which required additional personnel and significantly increased sales commissions. For the three-month period ended September 30, 2002, our operating expenses were comprised of $1,573,221 of selling, general and administrative expenses, $15,000 related to the issuance of stock options, and $49,274 of depreciation and amortization. These expenses decreased as a percentage of sales 7.3% to 31.4% for the quarter ended September 30, 2002, compared to 38.7% for the prior year quarter. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales, efficiencies found in combined operations, and the fixed cost nature of certain expenses.

Other Expense

         Other expense for the three months ended September 30, 2002, consisted principally of $164,703 of interest expense compared to $54,939 of interest expense for the three months ended September 30, 2001. This increase was primarily due to the $93,750 charge related to the amortization of discount related to convertible debt.

Net Income (Loss)

         Our net income was $164,195 for the three months ended September 30, 2002, compared to a net loss of $179,945 for the same period last year. The net income was a result of increased revenues and improvements in the efficiencies of the Company's operations.

Inflation

         We do not believe our business is materially affected by inflation. We anticipate that any increase in costs caused by inflation will be passed on to the customers.

Liquidity and Capital Resources

         Cash provided by operating activities during the three-month period ended September 30, 2002, amounted to $49,228 compared to a use of cash of $878,602 for the same period of the prior year. The improvement was principally attributable to net income of $164,195, $49,275 of depreciation and amortization, $93,750 of non-cash amortization of debt discount, a $226,395 decrease in inventories, and a $370,222 increase in accounts payable, less the effects of an increase in receivables of $889,042 due to increased sales.

         Investing activities during the three-month period ended September 30, 2002, consumed $15,068 in cash. This amount related to the acquisition of computer equipment and improvements in the Company's technological infrastructure.

         During the three months ended September 30, 2002, our cash use in financing activities amounted to $54,213 for principal payments on long-term debt and capital lease obligations.

         We anticipate that our working capital need will increase as our business grows. As of September 30, 2002, our working capital was $2.3 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable.

         Unless there are major declines in the economy, we anticipate that we will be profitable on a consolidated basis in the current fiscal year (less non-cash stock compensation expense and expense related to the amortization of debt discount), which will end on June 30, 2003. We believe that additional financing may be needed to meet the capital requirements associated with our growth objectives. We will evaluate possible alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt we have incurred in the acquisition of GuildMaster and Faith Walk, as we deem appropriate. We may choose to forego any further financing altogether. If we pursue additional financing alternatives, there is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to achieve our growth objectives.

Item 3.  Controls and Procedures

         Within the 90 days prior to the date of filing this Quarterly Report on Form10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, our Audit Committee adopted a new charter, to implement the provisions of the Sarbanes-Oxley Act of 2002 related to the composition, and functions of, audit committees. Other than the adoption of the new Audit Committee charter, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, we have implemented improvements to our periodic reporting process to facilitate the timely submission of required filings.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 12, 2002                      DECORIZE, INC.



                                                By:   /s/ Jon Baker
                                                   -----------------------------
                                                   Jon Baker, CEO and Principal
                                                   Executive Officer


                                                By:   /s/ Alex Budzinsky
                                                   -----------------------------
                                                    Alex Budzinsky, EVP
                                                    and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Jon Baker, President and Chief Executive Officer of Decorize, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Decorize, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Jon Baker
---------------------------------------
Jon Baker
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Alex Budzinsky, Executive Vice President and Chief Financial Officer of Decorize, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Decorize, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Alex Budzinsky
-----------------------------------------------------
Alex Budzinsky
Executive Vice President and Chief Financial Officer