Form 10QSB
period 2002-12-31
DECORIZE INC
filed 2003-02-14
CIK 1095471

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: December 31, 2002

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 10, 2003, there were 11,240,693 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                                      Index


PART I - FINANCIAL INFORMATION                                        Page
                                                                     Number
Item 1.  Financial Statements

     Consolidated Balance Sheet as of December 31, 2002                3

     Consolidated Statements of Operations for the three and six
     months ended December 31, 2002 and December 31, 2001              5

     Consolidated Statement of Changes in Stockholders' Equity
     for the six months ended December 31, 2002                        6

     Consolidated Statements of Cash Flows for the six months
     ended December 31, 2002 and December 31, 2001                     7

     Notes to the Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               11

Item 3.  Controls and Procedures                                       16


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits and Reports on Form 8-K                              17

                                 DECORIZE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2002 (Unaudited)

                                              ASSETS

Current assets:

    Cash and cash equivalents                                          $        633,469

    Receivables:
      Trade accounts receivable, net of allowance of  $171,134                  913,767
      Due from factor, net of advances of $1,149,182                          1,130,331
      Other                                                                      46,544

    Inventories                                                               1,627,696

    Prepaid expenses and other                                                  111,359
                                                                       ----------------

      Total current assets                                                    4,463,166

    Property and equipment, net                                                 369,978

    Goodwill                                                                  3,258,938

    Other assets                                                                 65,466
                                                                       ----------------

Total assets                                                           $      8,157,548
                                                                       ================

          See accompanying notes to the consolidated financial statements.

                                 DECORIZE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET (continued)
                                  DECEMBER 31, 2002 (Unaudited)
                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

    Accounts payable                                                   $        531,175

    Accrued salaries and commissions                                            163,093

    Other accrued expenses                                                      283,047

    Current portion of long-term debt                                           186,686

    Current portion of capital lease obligations                                 19,943
                                                                       ----------------

      Total current liabilities                                               1,183,944

    Capital lease obligations, less current portion                              25,951

    Long-term debt, less current portion                                        304,002

    Notes payable to stockholders                                             1,927,142
                                                                       ----------------

      Total liabilities                                                       3,441,039
                                                                       ----------------

Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                         -

    Common stock, $.001 par value; 50,000,000 shares
      authorized, 11,240,693 shares issued and
      outstanding                                                                11,241

    Additional paid-in capital                                                6,883,224

    Accumulated deficit                                                      (2,177,956)
                                                                       ----------------

      Total stockholders' equity                                              4,716,509
                                                                       ----------------

Total liabilities and stockholders' equity                             $      8,157,548
                                                                       ================


            See accompanying notes to the consolidated financial statements.

                                                 DECORIZE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended                          Six Months Ended
                                       December 31, 2002     December 31, 2001     December 31, 2002     December 31, 2001
                                     -------------------   --------------------  --------------------   --------------------
                                          (Unaudited)            (Unaudited)           (Unaudited)           (Unaudited)
Sales                                  $   4,089,535          $   3,775,908         $   9,304,849          $   6,714,647

Cost of sales                              2,536,302              2,258,277             5,811,716              4,195,922
                                       -------------          -------------         -------------          -------------

Gross profit                               1,553,233              1,517,631             3,493,133              2,518,725
                                       -------------          -------------         -------------          -------------

Operating expenses:
   Selling, general and administrative     1,496,032              1,335,383             3,069,253              2,290,902
   Stock compensation                         20,000                154,598                35,000                309,197
   Depreciation and amortization              49,206                 25,120                98,480                 51,667
                                       -------------          -------------         -------------          -------------
     Total operating expenses              1,565,238              1,515,101             3,202,733              2,651,766
                                       -------------          -------------         -------------          -------------

Operating income (loss)                      (12,005)                 2,530               290,400               (133,041)
                                       -------------          -------------         -------------          -------------

Other income (expense):
   Interest income                             1,450                    765                 1,916                  2,619
   Interest expense                         (161,141)               (33,079)             (325,844)               (88,018)
   Other                                      25,042                 (3,854)               51,069                   (243)
                                       -------------          -------------         -------------          -------------
     Total other income (expense)           (134,649)               (36,168)             (272,859)               (85,642)
                                       -------------          -------------         -------------          -------------

Income (loss) before income taxes           (146,654)               (33,638)               17,541               (218,683)

Income tax benefit                                 -                 21,400                     -                 16,300
                                       -------------          -------------         -------------          -------------

Net income (loss)                      $    (146,654)         $     (55,038)        $      17,541          $    (234,983)
                                       =============          =============         =============          =============

Income (loss) per share:
     Basic:                            $       (0.01)         $       (0.01)        $        0.00          $       (0.02)
                                       =============          =============         =============          =============
     Diluted:                          $       (0.01)         $       (0.01)        $        0.00          $       (0.02)
                                       =============          =============         =============          =============

Weighted-average common shares outstanding:
     Basic:                               10,723,914             10,277,920            10,577,549             10,202,598
                                       =============          =============         =============          =============
     Diluted:                             10,723,914             10,277,920            10,756,948             10,202,598
                                       =============          =============         =============          =============



                             See accompanying notes to the consolidated financial statements.

                                         DECORIZE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       SIX MONTHS ENDED DECEMBER 31, 2002
                                                   (Unaudited)



                                                                               Additional
                                             Common Stock                        Paid-in         Accumulated
                                                Shares          Par Value        Capital           Deficit            Total
                                             --------------     ---------      -----------       ------------         -----
Balances, June 30, 2002                       10,432,774         $ 10,433       $ 5,976,542      $ (2,195,497)      $ 3,791,478

Stock compensation expense related
    to stock options issued under
    Equity Incentive Plan                              -                -            30,000                 -            30,000

Compensatory issuance of
    common stock                                   4,348                5             4,995                 -             5,000

Net proceeds from issuance of
    common stock                                 803,571              803           871,687                 -           872,490

Net income                                             -                -                 -            17,541            17,541
                                              ----------         --------       -----------      ------------       -----------

Balances, December 31, 2002                   11,240,693         $ 11,241       $ 6,883,224      $ (2,177,956)      $ 4,716,509
                                              ==========         ========       ===========      ============       ===========


                                 See accompanying notes to the consolidated financial statements.

                                         DECORIZE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended
                                                                              December 31, 2002          December 31, 2001
                                                                           -----------------------    -----------------------
                                                                                (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $         17,541           $       (234,983)

Adjustments to reconcile net income (loss) to cash used
  in operating activities:
         Depreciation and amortization                                                  98,480                     54,147
         Compensatory issuance of common stock and stock options                        35,000                    309,197
         Common stock issued for services                                                    -                      3,000
         Amortization of debt discount                                                 187,500                          -

Changes in certain assets and liabilities:
         Receivables                                                                  (811,707)                  (119,759)
         Due from factor                                                              (145,607)                  (838,191)
         Inventories                                                                   624,676                    185,121
         Prepaid expenses and other                                                    (33,729)                   142,273
         Deferred tax benefits                                                               -                     16,300
         Accounts payable                                                             (287,192)                  (123,980)
         Accrued expenses and other                                                     17,011                   (287,400)
                                                                              ----------------           ----------------
                Net cash used in operating activities                                 (298,027)                  (894,275)
                                                                              ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                           (39,660)                   (37,930)
         Other receivables                                                                   -                    693,038
         Acquisition of Faith Walk Designs, Inc., net of cash acquired                       -                   (272,430)
                                                                              ----------------           ----------------
                Net cash provided by (used in) investing activities                    (39,660)                   382,678
                                                                              ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term debt                                         (340,975)                  (300,204)
         Proceeds from issuance of long-term debt                                            -                    200,150
         Principal payments of stockholders' notes payable                              (7,330)                   (90,000)
         Proceeds from issuance of stockholders' notes payable                         288,770                    271,463
         Principal payments on capital lease liabilities                               (16,265)                         -
         Issuance of common stock, net of related expenses                             932,490                    275,940
         Proceeds from issuance of common stock warrants                                     -                     44,000
         Advances from factor, net                                                     (33,606)                   160,529
                                                                              ----------------           ----------------
                Net cash provided by financing activities                              823,084                    561,878
                                                                              ----------------           ----------------
                Net increase in cash and cash equivalents                              485,397                     50,281

CASH AND CASH EQUIVALENTS at beginning of period                                       148,072                     89,180
                                                                              ----------------           ----------------
CASH AND CASH EQUIVALENTS at end of period                                    $        633,469           $        139,461
                                                                              ================           ================


                            See accompanying notes to the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  GENERAL

         The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2002, and the Company's Form 10-QSB for the fiscal quarter ended September 30, 2002.

         The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                  Three Months Ended                      Six Months Ended
                                            December 31,      December 31,          December 31,      December 31,
                                               2002               2001                 2002               2001
                                           -------------      ------------        --------------      --------------
Numerator
Net income for basic and diluted
  earnings (loss) per share                $    (146,654)     $    (55,038)       $       17,541      $     (234,983)

Denominator
Denominator for basic earnings (loss)
  per share-weighted average shares           10,723,914        10,277,920            10,577,549          10,202,598

Effect of employee stock options and
  warrants                                             -                 -               179,399                   -
                                           -------------      ------------        --------------      --------------
Denominator for diluted earnings (loss)
  per share-adjusted weighted average
  shares and assumed conversions              10,723,914        10,277,920            10,756,948          10,202,598

Basic earnings (loss) per share            $       (0.01)     $      (0.01)       $         0.00      $        (0.02)

Diluted earnings (loss) per share          $       (0.01)     $     $(0.01)       $         0.00      $        (0.02)

3. INVENTORIES

         Inventories as of December 31, 2002 consist of the following:

         Finished Products                  $1,220,751
         Raw Materials                         352,970
         Work in Process                        53,975
                                            ----------
                                            $1,627,696
                                            ==========

4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 has had no significant impact on the Company's consolidated results of operations or financial position.

5. DEBT

         The Company entered into a securities purchase agreement on February 26, 2002, with NestUSA, Inc., a stockholder of the Company, pursuant to which the Company issued a convertible term note in the original principal amount of $750,000 and warrants to purchase an aggregate 300,000 shares of common stock. The note accrues at a 6% per annum interest rate and initially called for equal monthly installments of principal and interest in the amount of $68,423 to be paid on the last day of each calendar month, beginning on March 31, 2003, and continuing through the end of February 2004. The holder of the note may convert all or any portion of the outstanding balance of the note, including accrued but unpaid interest, into shares of common stock at any time during the conversion period under the note, which initially ended in February 2003. The initial conversion price was $2.50 per share, subject to adjustment under the anti-dilution provisions of the note. The holder of the NestUSA note subordinated its rights to the rights of The CIT Group/Commercial Services, Inc., in connection with the factoring of the Company's accounts receivable. The warrants had an initial exercise price of $3.00 per share, but in accordance with their terms the exercise price was reduced to $1.50 per share effective December 31, 2002, because the Company did not obtain certain financing by that date. The warrants are exercisable until February 26, 2005. Effective January 1, 2003, the note was amended to adjust the principal and interest payments due and to extend the conversion period until December 31, 2003, and in connection with the amendment, additional three-year warrants for 216,000 shares of common stock were issued, with an initial exercise price of $2.80 per share. See "Subsequent Events" below.

         The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable issued on February 26, 2002, amounted to $276,515 and $473,485, respectively, and were recorded as a discount on the convertable note. The discount is being amortized to interest expense over the two-year term of the convertible note payable using the interest method. The unamortized value of the warrant and of the beneficial conversion option amounted to $161,300 and $276,200, respectively, at December 31, 2002.

         On October 25, 2002, a promissory note in the original principal amount of $288,770, bearing interest at 5.75% per annum and due October 25, 2005, was issued by the Company to John Michael Sandel, a Vice President and director of the Company. This note was issued in exchange for Mr. Sandel's payment of two loans made to Faith Walk Designs, Inc., of which Mr. Sandel was formerly a shareholder, by Sterling Bank. The loans existed between Faith Walk and Sterling Bank prior to the acquisition of Faith Walk by the Company. Mr. Sandel's payment released Faith Walk from all Sterling Bank loan obligations. Faith Walk was not in violation of any covenants or obligations relating to either of the two loans at the time of their repayment by Mr. Sandel.

6. FINANCING

         In December 2002, the Company completed the private placement of 785,714 shares of common stock, plus warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share. Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The private placement was completed in two separate closings on November 19, 2002, and on December 2, 2002. The aggregate purchase price for the common stock and the warrants was $1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the Company paid $60,000 and issued 17,857 shares of common stock, together with warrants for an aggregate 171,428 shares of common stock, as brokerage fees to parties acting on the Company's behalf in the private placement. The warrants are exercisable at $1.40 per share for 42,857 shares, at $2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at $3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

7. RECLASSIFICATIONS

         Beginning accumulated earnings deficit has been credited and additional paid in capital has been debited by $1,296,375 to comply with the requirements of Securities and Exchange Commission Staff Accounting Bulletin Topic 4:B. This reclassification has no effect on the Company's net earnings.

8. SUBSEQUENT EVENTS

         On January 1, 2003, the $750,000 convertible term note issued February 20, 2002, in the name of NestUSA was amended by the issuance of an amended and restated convertible term note. Terms of the amended note created new payment terms for the convertible term note and required issuance of three year warrants for an additional 216,000 shares of the Company's common stock at an exercise price of $2.80 per share. Interest accrues at the initial rate of 6.00% per annum, accrued and compounded annually. Principal and interest are payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments increase to $53,351 through December 31, 2004, at which time the note will be fully paid. The Company was not in violation of any covenants or obligations relating to the convertible note at the time of the amendment.

         On January 8, 2003, the remaining principal and all accrued interest for the promissory note dated June 29, 2001, issued by the Company to Robert J. Smith, in the original amount of $181,463, was paid in full.

         On February 4, 2003, the Company entered into a factoring arrangement with CIT Commercial Services, a unit of CIT Group, Inc. This factoring arrangement replaces the previously existing arrangement that had been in place with First Factors Corporation. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified inventories of up to $1,000,000. The Company was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

9. CONTINGENCIES.

         In December 2002, the Company received a written claim from two former employees demanding payment for allegedly unpaid commissions, certain unreimbursed expenses and certain unexercised stock options. The Company has rejected all of the demands made by the claimants. Management believes the claims of its former employees are without merit, and the Company intends to vigorously defend itself against these claims. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. However, events could occur in the near term that would change the amount of estimated loss materially.

         We are also subject to certain other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risk, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; and (iv) the seasonality of our business.

         Readers are referred to the caption "Risk Factors" appearing at the end of Item I of the 2002 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General

         We have developed a network of more than 30 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture the products we sell. None of our suppliers are material to our business as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during the fiscal year.

         Since a large portion of our products are sourced from the Far East, our gross margins could be affected by changes in ocean freight rates due to fluctuations in fuel prices and other factors that affect these rates. We have experienced modest changes in ocean freight rates, but these fluctuations are unpredictable and may become greater in the future. Interruption of shipments due to the suspension of operations in the west coast ports during the recent dock labor dispute had some, but not a severe, impact on our second quarter results.

Results of Operations

The three and six months ended December 31, 2002 compared with the three and six months ended December 31, 2001

         The following table presents certain items included in the Company's consolidated statements of operations, a copy of which is included in this report beginning on page 5, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

                            For the three months ended December 31, 2002             For the six months ended December 31, 2002
                      -------------------------------------------------------- -----------------------------------------------------
                               2002                2001           Change               2002              2001           Change
                            $         %         $        %       $       %         $        %         $       %        $       %
Sales (net)             4,089,535   100.0   3,775,908  100.0   313,627   0.0   9,304,849   100.0   6,714,647 100.0  2,590,202   0.0
Cost of sales           2,536,302    62.0   2,258,277   59.8   278,025   2.2   5,811,716    62.5   4,195,922  62.5  1,615,794   0.0
                        ---------   -----   ---------  -----   -------   ---   ---------   -----   --------- -----  ---------   ---
Gross profit            1,553,233    38.0   1,517,631   40.2    35,602  (2.2)  3,493,133    37.5   2,518,725  37.5    974,408   0.0
Selling, general and
 operating expenses     1,565,238    38.3   1,515,101   40.1    50,137  (1.8)  3,202,733    34.4   2,651,766  39.5    550,967  (5.1)
                        ---------   -----   ---------  -----   -------   ---   ---------   -----   --------- -----  ---------   ---
Operating income
 (loss)                   (12,005)   (0.3)      2,530    0.1   (14,535) (0.4)    290,400     3.1    (133,041) (2.0)   423,441   5.1
Total other expense       134,649     3.3      36,168    1.0    98,481   2.3     272,859     2.9      85,642   1.3    187,217   1.6
Income tax expense              -       -      21,400    0.6   (21,400) (0.6)          -       -      16,300   0.2    (16,300) (0.2)
                        ---------   -----   ---------  -----   -------   ---   ---------   -----   --------- -----  ---------   ---
Net income (loss)        (146,654)   (3.6)    (55,038)  (1.5)  (91,616) (2.1)     17,541     0.2    (234,983) (3.5)   252,524   3.7
                        ---------   -----   ---------  -----   -------   ---   ---------   -----   --------- -----  ---------   ---

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the three and six month periods ended December 31, 2002, increased $0.3 and $2.6 million to $4.1 and $9.3 million, respectively, compared to $3.8 and $6.7 million for the three and six month periods ended December 31, 2001, respectively. Our revenue growth was due to increased sales to new and existing customers.

Cost of Sales

         For the three months ended December 31, 2002, cost of sales increased as a percentage of sales to 62.0% or $2.5 million, compared to 59.8% or $2.3 million for the three months ended December 31, 2001. The cost of sales for the six months ended December 31, 2002, remained steady as a percentage of sales at 62.5% or $5.2 million, compared to $4.2 million for the six months ended December 31, 2001. The percentage increase of costs, for the three months ended December 31, 2002, was the result of additional freight costs due to the dock labor dispute and to the continuing shift in sales to our larger customers who obtain a greater discount for larger orders placed with the Company.

Operating Expenses

         During the three and six month periods ended December 31, 2002, our operating expenses increased $0.1 and $0.5 million to $1.6 and $3.2 million respectively, compared to $1.5 and $2.7 million for the same periods last year. The increase was attributable to increased professional fees and sales growth, which required additional personnel to facilitate the operations of our company. In addition, for the three and six month periods ended December 31, 2002, operating expenses included $20,000 and $35,000 related to the issuance of stock and stock options, and $49,206 and $98,480 of depreciation and amortization, respectively. These expenses decreased as a percentage of sales 1.8% and 5.1% to 38.3% and 34.4% for the three and six month periods ended December 31, 2002, compared to 40.1% and 39.5% for the same periods last year. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales, efficiencies found in combined operations, and the fixed cost nature of certain expenses.

Other Expense

         Other expense for the three and six month periods ended December 31, 2002, consisted principally of $161,141 and $325,844 of interest expense compared to $33,079 and $88,018 of interest expense for the three and six months ended December 31, 2001. This increase during the three and six month periods ended December 31, 2002, was primarily due to the $93,750 and $187,500 charge related to the amortization of discount on convertible debt.

Net Income (Loss)

         Our net loss was $146,654 for the three months ended December 31, 2002, compared to a net loss of $55,038 for the same period last year. Whereas, our net income was $17,541 for the six months ended December 31, 2002, compared to a net loss of $234,983 for the same period last year. The net loss for the current three month period was a result of increased interest expense related to the amortization of discount on convertible debt and lower than expected growth in revenues. The net income for the current six-month period was a result of increased revenue and improvements in the efficiencies of the Company's operations.

Inflation

         We do not believe our business is materially affected by inflation. We anticipate that any increase in costs caused by inflation will be passed on to the customers.

Liquidity and Capital Resources

         Cash used in operating activities during the six month period ended December 31, 2002, amounted to $298,027 compared to $894,275 for the same period in the prior year. The decrease was attributable to net income of $17,541, $187,500 of non-cash amortization of debt discount, and a $624,676 decrease in inventories. The decrease in inventory was due to an effort to reduce domestic inventories. In addition, inventory levels at June 30, 2002 were significantly higher than normal due to the postponement of a delivery at the request of a major customer.

         Investing activities during the six month period ended December 31, 2002, consumed $39,660 in cash. This amount related to the acquisition of computer equipment and improvements in the Company's technological infrastructure.

         During the six months ended December 31, 2002, our cash provided from financing activities amounted to $823,084. This is principally attributable to investment capital raised of $932,490, borrowings from stockholders of $288,770, and principal payments of $340,975 on long-term debt.

         We anticipate that our working capital need will increase as our business grows. As of December 31, 2002, our working capital was $3.28 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable and borrowing against qualified inventories.

         In order to provide improved working capital liquidity and credit risk exposure, the Company and its subsidiaries regularly sell the majority of their accounts receivable under global factoring arrangements they enter into from time to time. Throughout 2002, the Company and its subsidiaries operated under a factoring arrangement with First Factors Corporation, under which they sold their accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to the Company at the factor's option. For the six months ended December 31, 2002, the Company and its subsidiaries factored $8,028,816 in accounts receivable and received $7,050,000 in cash from First Factors. The factoring service fees, together with the interest paid on cash advances from the factor, amounted to $99,703 for the six months ended December 31, 2002.

         On February 4, 2003, the Company and its subsidiaries entered into a factoring arrangement with CIT Commercial Services, a unit of CIT Group Inc. This factoring arrangement replaces the previously existing arrangement that had been in place with First Factors. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified inventories of up to $1,000,000. The Company was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

         In December 2002, the Company completed a private placement of 785,714 shares of common stock, and warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share. Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The private placement was completed in two separate closings on November 19, 2002 and December 2, 2002. The aggregate purchase price for the common stock and the warrants was $1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the Company paid $60,000 and issued 17,857 shares of common stock, together with warrants for an aggregate of 171,428 shares of common stock, as brokerage fees to parties acting on the Company's behalf in such placement. The warrants are exercisable at $1.40 per share for 42,857 shares, at $2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at $3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

         On January 1, 2003, the $750,000 convertible term note issued to NestUSA on February 20, 2002, was amended by the issuance of an amended and restated convertible term note. Terms of the amended note created new payment terms for the convertible term note, and the Company issued additional three-year warrants for 216,000 shares of the Company's common stock at an exercise price of $2.80 per share. The conversion price of the original three-year warrants, exercisable for 300,000 shares, was reduced to $1.50 per share on December 31, 2002, since the Company failed to complete the requisite financing described in those warrants. Interest on the note accrues at an initial rate of 6.00% per annum, accrued and compounded annually. Principal and interest are payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments increase to $53,351 through December 31, 2004, at which time the note will be fully paid. The Company was not in violation of any covenants or obligations relating to the convertible note at the time of the amendment.

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

Contingencies

         We are subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

Item 3. Controls and Procedures

         Within 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our Audit Committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic filings with the Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 25, 2002, the Company held its annual stockholders' meeting, during which the stockholders of the Company were asked to elect to the Board of Directors six directors to serve a one-year term expiring at the annual meeting of the stockholders held in 2003. Each of the six persons nominated by the Board of Directors was elected by the holders of a majority of the shares entitled to vote at the annual meeting.

Voting results were as follows:

                                     Votes Cast     Votes Withheld        Votes
                                   For Nominee      For Nominee       Abstaining
                                   -----------      -----------       ----------
         Jon T. Baker               7,304,813           -0-              2,300
         James K. Parsons           7,304,813           -0-              2,300
         Kevin Bohren               7,304,813           -0-              2,300
         Fabian Garcia              7,304,813           -0-              2,300
         Timothy M. Dorgan          7,304,813           -0-              2,300
         J. Michael Sandel          7,304,813           -0-              2,300

Item 5.  Other Information

         (a) On December 12, 2002 the Board of Directors held a meeting of its members, during which the members of the Board of Directors elected to increase the size of the Board of Directors to seven members and to appoint John E. Bagalay, Jr. to the Board of Directors and Chairman of the Audit Committee.

         (b) On February 4, 2003, the Company entered into a factoring arrangement with CIT Commercial Services, a unit of CIT Group Inc. This factoring arrangement replaces the previously existing arrangement that had been in place with First Factors Corporation. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified inventories of up to $1,000,000. The Company was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  Exhibit 99.1      Certification of CEO pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2      Certification of CFO pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  (i) On November 19, 2002 the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item 5" of such Report in connection with the private offering of 785,714 shares of its common stock and warrants to acquire and additional 758,714 shares of common stock at an initial exercise price of $2.80 per share.

                  (ii) On January 3, 2003, the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item 4. Change in Registrant's Certifying Accountants" of such Report in connection with the Company's dismissal of its previous independent public accountants, Ernst & Young, LLP, and its engagement of BKD, LLP as their replacement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 14, 2003             DECORIZE, INC.



                                       By: /s/ Jon Baker
                                           -------------------------------------
                                           Jon Baker
                                           President and Chief Executive Officer


                                       By:  /s/ Alex Budzinsky
                                           -------------------------------------
                                           Alex Budzinsky
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date: February 14, 2003


/s/ Jon Baker
--------------------------------------
Jon Baker
President and Chief Executive Officer

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

Date: February 14, 2003



/s/ Alex Budzinsky
----------------------------------------------------
Alex Budzinsky
Executive Vice President and Chief Financial Officer