Form 10QSB
period 2003-03-31
DECORIZE INC
filed 2003-05-15
CIK 1095471

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-QSB

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934

                  For the quarterly period ended:   March 31, 2003

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________________ to __________________

                        Commission File Number: 001-31260

                                 DECORIZE, INC.
             (Exact name of Registrant as specified in its Charter)

           Delaware                               43-1931810
   (State or jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                   1938 E. Phelps, Springfield, Missouri 65802
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 12, 2003, there were
11,264,027 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [__] No [X]

================================================================================

                                      Index

PART I - FINANCIAL INFORMATION                                       Page
                                                                     Number
Item 1.  Financial Statements

     Consolidated Balance Sheet as of March 31, 2003                   3

     Consolidated Statements of Operations for the three and nine
     months ended March 31, 2003 and March 31, 2002                    5

     Consolidated Statement of Changes in Stockholders' Equity
     for the nine months ended March 31, 2003                          6

     Consolidated Statements of Cash Flows for the nine months
     ended March 31, 2003 and March 31, 2002                           7

     Notes to the Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of                       13
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                       18

PART II - OTHER INFORMATION

Item 5.  Other Information                                             19

Item 6.  Exhibits and Reports on Form 8-K                              19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         DECORIZE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2003 (Unaudited)

                                     ASSETS

Current assets:

    Cash and cash equivalents                                                $ 130,101

    Receivables:
      Trade accounts receivable, net of allowance of  $145,174                 800,233
      Due from factor, net of advances of $1,570,553                           547,383
      Other                                                                     78,797

    Inventories                                                              1,868,857

    Prepaid expenses and other                                                 147,295
                                                                      -----------------

      Total current assets                                                   3,572,666

    Property and equipment, net                                                479,897

    Goodwill                                                                 3,258,938

    Other assets                                                               175,030
                                                                      -----------------
Total assets                                                               $ 7,486,531
                                                                      =================

  See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                           MARCH 31, 2003 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                         $ 567,276

    Accrued salaries and commissions                                            96,786

    Other accrued expenses                                                     154,971

    Current portion of long-term debt                                          199,606

    Current portion of capital lease obligations                                28,976
                                                                      -----------------

      Total current liabilities                                              1,047,615

    Capital lease obligations, less current portion                             57,261

    Long-term debt, less current portion                                       104,723

    Notes payable to stockholders                                            1,803,010
                                                                      -----------------

      Total liabilities                                                      3,012,609
                                                                      -----------------

Stockholders' equity:

    Preferred stock, $.001 par value; 10,000,000 shares
      authorized, none issued                                                        -

    Common stock, $.001 par value; 50,000,000 shares
      authorized, 11,240,693 shares issued and
      outstanding                                                               11,241

    Additional paid-in capital                                               7,225,526

    Accumulated deficit                                                     (2,762,845)
                                                                      -----------------

      Total stockholders' equity                                             4,473,922
                                                                      -----------------

Total liabilities and stockholders' equity                                 $ 7,486,531
                                                                      =================

  See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                          Nine Months Ended
                                      March 31, 2003        March 31, 2002        March 31, 2003         March 31, 2002
                                    -------------------   -------------------   --------------------   -------------------
                                        (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)

Sales                                   $ 2,780,197            $ 2,655,740          $ 12,085,046           $ 9,370,387

Cost of sales                             1,644,373              1,917,850             7,456,089             6,113,772
                                       -------------         --------------        --------------        --------------

Gross profit                              1,135,824                737,890             4,628,957             3,256,615
                                       -------------         --------------        --------------        --------------

Operating expenses:
   Selling, general and administrative    1,471,161              1,495,824             4,540,413             3,786,726
   Stock compensation                         2,500                227,098                37,500               536,295
   Depreciation and amortization             54,789                 33,345               153,269                85,012
                                       -------------         --------------        --------------        --------------
     Total operating expenses             1,528,450              1,756,267             4,731,182             4,408,033
                                       -------------         --------------        --------------        --------------

Operating loss                             (392,626)            (1,018,377)             (102,225)           (1,151,418)
                                       -------------         --------------        --------------        --------------

Other income (expense):
   Interest income                            1,224                  1,308                 3,140                 3,927
   Interest expense                        (193,909)               (42,213)             (519,754)             (130,231)
   Other                                        422                 12,530                51,491                12,287
                                       -------------         --------------        --------------        --------------
     Total other income (expense)          (192,263)               (28,375)             (465,123)             (114,017)
                                       -------------         --------------        --------------        --------------

Loss before income taxes                   (584,889)            (1,046,752)             (567,348)           (1,265,435)

Income tax benefit                                -                 16,400                     -                32,700
                                       -------------         --------------        --------------        --------------

Net loss                                 $ (584,889)          $ (1,063,152)           $ (567,348)         $ (1,298,135)
                                       =============         ==============        ==============        ==============

Basic and diluted loss
   per share                                $ (0.05)               $ (0.10)              $ (0.05)              $ (0.13)
                                       =============         ==============        ==============        ==============

Basic and diluted weighted-average
   shares outstanding                    11,240,693             10,396,552            10,796,168            10,266,744
                                       =============         ==============        ==============        ==============

     See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                                           Additional
                                         Common Stock                       Paid-in            Accumulated
                                  Shares             Par Value              Capital              Deficit               Total
                              ------------------   ------------------  -------------------  ------------------   ------------------

Balances, June 30, 2002           10,432,774             $ 10,433          $ 5,976,542         $ (2,195,497)         $ 3,791,478

Stock compensation expense related
    to stock options issued under
    Equity Incentive Plan                  -                    -               32,500                    -               32,500

Compensatory issuance of
    common stock                       4,348                    5                4,995                    -                5,000

Net proceeds from issuance of
    common stock                     803,571                  803              898,989                    -              899,792

Discount recorded on amended
    convertible term note                  -                    -              312,500                    -              312,500

Net loss                                   -                    -                    -             (567,348)            (567,348)
                                 ------------        -------------        -------------        -------------        -------------

Balances, March 31, 2003          11,240,693             $ 11,241          $ 7,225,526         $ (2,762,845)         $ 4,473,922
                                 ============        =============        =============        =============        =============

   See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                  March 31, 2003         March 31, 2002
                                                                 --------------------   --------------------
                                                                     (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (567,348)          $ (1,298,135)

Adjustments to reconcile net income (loss) to cash
used in operating activities:
        Depreciation and amortization                                     153,269                 85,012
        Compensatory issuance of common stock and stock options            37,500                555,795
        Amortization of debt discount                                     328,462                      -
        Gain on sale of asset                                                 (24)                     -

Changes in certain assets and liabilities:
        Receivables                                                      (730,425)               (85,013)
        Due from factor                                                    15,970               (878,763)
        Inventories                                                       383,515               (236,661)
        Prepaid expenses and other                                        (87,165)                 6,505
        Deferred tax benefits                                                   -                 32,700
        Deferred registration fees                                       (104,064)                     -
        Accounts payable                                                 (251,090)               200,698
        Accrued expenses and other                                       (177,372)              (293,230)
                                                                    --------------         --------------
              Net cash used in operating activities                      (998,772)            (1,911,092)
                                                                    --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                              (144,620)               (59,362)
        Other receivables                                                       -                688,316
        Proceeds from sale of asset                                           275                      -
        Acquisition of Faith Walk Designs, Inc., net of cash acquired           -               (295,811)
                                                                    --------------         --------------
              Net cash provided by (used in) investing activities        (144,345)               333,143
                                                                    --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on long-term debt                             (348,296)              (347,203)
        Proceeds from issuance of long-term debt                                -                950,150
        Principal payments of stockholders' notes payable                (131,463)              (141,504)
        Proceeds from issuance of stockholders' notes payable             288,770                271,463
        Principal payments on capital lease liabilities                   (23,922)                     -
        Issuance of common stock, net of related expenses                 952,292                574,321
        Proceeds from issuance of common stock warrants                         -                 44,000
        Advances from factor, net                                         387,765                431,080
                                                                    --------------         --------------
              Net cash provided by financing activities                 1,125,146              1,782,307
                                                                    --------------         --------------
              Net increase (decrease) in cash and cash equivalents        (17,971)               204,358

CASH AND CASH EQUIVALENTS at beginning of period                          148,072                 89,180
                                                                    --------------         --------------
CASH AND CASH EQUIVALENTS at end of period                              $ 130,101              $ 293,538
                                                                    ==============         ==============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
        FINANCING ACTIVITIES:
        Common stock warrants issued in connection with note payable      113,126                276,515
        Beneficial conversion option associated with note payable         199,374                473,485
        Equipment acquired on capital lease                                48,000                      -

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.  GENERAL

The accompanying unaudited interim consolidated financial statements of
Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for
reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2002, and the Company's Form 10-QSBs for the fiscal quarters ended September 30, 2002 and December 31, 2002.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At March 31, 2003, the Company had a stock-based employee compensation plan. The
Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related
Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for
Stock-Based Compensation, to stock-based employee compensation.

                                                        Three Months Ended March 31,            Nine Months Ended March 31,
                                                  -------------------------------------------------------- ------------------
                                                              2003                2002               2003              2002
                                                              ----                ----               ----              ----

Net income (loss), as reported                             $  (584,889)       $(1,063,152)       $ (567,348)      $ (1,298,135)
Add: Stock-based  employee  compensation expense
included  in  reported  net  income,  net of tax
effects                                                          1,550            243,414            23,250            482,476

Less: Total  stock-based  employee  compensation
expense  determined  under the fair value  based
method, net of income taxes                                  (163,480)           (173,792)         (482,257)          (517,800)

Pro forma net income                                       $ (746,819)         $ (993,530)     $ (1,026,355)      $ (1,333,459)

Earnings per share:
     Basic - as reported                                    $   (0.05)          $   (0.10)        $   (0.05)         $   (0.13)
     Basic - pro forma                                      $   (0.07)          $   (0.10)        $   (0.10)         $   (0.13)
     Diluted - as reported                                  $   (0.05)          $   (0.10)        $   (0.05)         $   (0.13)
     Diluted - pro forma                                    $   (0.07)          $   (0.10)        $   (0.10)         $   (0.13)

One adjustment of a non-recurring nature was recorded during the three months ended March 31, 2003, as more fully described in Note 8.

2. LOSS PER SHARE

Basic earnings per share are computed by dividing net loss for the applicable period by the weighted average number of common shares outstanding during the same period. Diluted earnings per share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.

Since all stock options and warrants would currently be antidilutive, because the exercise prices are higher than current market value, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

3. INVENTORIES

Inventories as of March 31, 2003 consist of the following:

         Finished Products                  $1,474,290
         Raw Materials                         375,594
         Work in Process                        18,973
                                         -------------
                                            $1,868,857
                                         =============

4. DEFERRED REGISTRATION FEES

The Company has entered into "Registration Rights Agreements" with certain of its stockholders in relation to the issuance of certain specified securities of the Company owned by these stockholders. These agreements require the Company to take such actions as are necessary to cause the specified securities to be registered under the Securities Act of 1933, as amended. Expenses incurred by the Company directly related to the registration of these securities have been recorded as a deferred asset totaling $104,064 which is included in other assets on the Company's condensed consolidated balance sheet. These fees will be reclassified as a reduction to additional paid-in capital in the event that the registration is successful, or will be charged to expense in the event the registration is withdrawn.

5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the
Impairment of or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 has had no significant impact on the Company's consolidated results of operations or financial position.

The Company has also adopted SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure." This standard amends the disclosure requirements of SFAS No. 123, requiring additional disclosures about stock-based compensation in the Company's financial statements. The adoption of SFAS No. 148 has had no significant impact on the Company's operations or financial position.

6.  DEBT

The Company entered into a securities purchase agreement on February 26, 2002, with NestUSA, Inc., a stockholder of the Company, pursuant to which the Company issued a convertible term note in the original principal amount of $750,000 and warrants to purchase an aggregate 300,000 shares of common stock. The note accrues at a 6% per annum interest rate and initially called for equal monthly installments of principal and interest in the amount of $68,423 to be paid on the last day of each calendar month, beginning on March 31, 2003, and continuing through the end of February 2004. The holder of the note may convert all or any portion of the outstanding balance of the note, including accrued but unpaid interest, into shares of common stock at any time during the conversion period under the note, which initially ended in February 2003. The initial conversion price was $2.50 per share, subject to adjustment under the anti-dilution provisions of the note. The conversion price has been reduced to $1.40 per share as a result of the private placement completed in December 2002. The holder of the NestUSA note subordinated its rights to the rights of The CIT
Group/Commercial Services, Inc., in connection with the factoring of the
Company's accounts receivable. The warrants had an initial exercise price of
$3.00 per share, but in accordance with their terms the exercise price was reduced to $1.50 per share effective December 31, 2002, because the Company did not obtain certain financing by that date. The warrants are exercisable until
February 26, 2005.

The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable issued on February 26, 2002, amounted to
$276,515 and $473,485, respectively, and were recorded as a discount on the convertible note. The discount is being amortized to interest expense over the two-year term of the convertible note payable using the interest method. The unamortized value of the warrant and of the beneficial conversion option amounted to $161,300 and $276,200, respectively, at March 31, 2003.

On January 1, 2003, the $750,000 convertible term note was changed by the issuance of an amended and restated convertible term note. The amended and restated note created new payment terms, extending the conversion option through
December 31, 2003, and required issuance of three year warrants for an additional 216,000 shares of the Company's common stock at an exercise price of
$2.80 per share that expire February 26, 2005. Interest accrues at the initial rate of 6.00% per annum, accrued and compounded annually. Principal and interest are payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments increase to $53,351 through December 31, 2004, at which time the note will be fully paid. In April, the noteholder agreed to defer $5,000 of the monthly payments of principal for
April, May and June, which shall be paid as additional $5,000 principal payments in July, August and September of 2003. The Company was not in violation of any covenants or obligations relating to the convertible note at the time of the amendment.

As of January 1, 2003, the estimated fair values of the warrants and beneficial conversion terms related to this convertible note were recognized as additional discounts to the carrying value of the note of $113,126 and $199,374, respectively, with an offsetting credit to paid-in capital. The aggregate discount on the convertible note as of January 1, 2003, was equal to its
$750,000 face value. This discount is being amortized to interest expense over the revised note term using the interest method. During the nine months ended
March 31, 2003, $328,462 was charged to interest expense relating to the amortization of discounts on this convertible note.

On October 25, 2002, a promissory note in the original principal amount of
$288,770, bearing interest at 5.75% per annum and due October 25, 2005, was issued by the Company to John Michael Sandel, a Vice President and director of the Company. This note was issued in exchange for Mr. Sandel's payment of two loans made by Sterling Bank to Faith Walk Designs, Inc., of which Mr. Sandel was formerly a shareholder. The loans existed between Faith Walk and Sterling Bank prior to the acquisition of Faith Walk by the Company. Mr. Sandel's payment released Faith Walk from all Sterling Bank loan obligations. Faith Walk was not in violation of any covenants or obligations relating to either of the two loans at the time of their repayment by Mr. Sandel.

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

7.  FINANCING

In December 2002, the Company completed the private placement of 785,714 shares of common stock, plus warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share. Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The private placement was completed in two separate closings on November 19, 2002, and on December 2, 2002. The aggregate purchase price for the common stock and the warrants was $1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the Company paid $75,000 and issued 17,857 shares of common stock, together with warrants for an aggregate 171,428 shares of common stock, as payment to the placement agent acting on the Company's behalf in the private placement. The Company also agreed to pay monthly management fees of $2,500 to one of the purchasers for two years after the closing of the placement. The warrants are exercisable at $1.40 per share for 42,857 shares, at $2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at $3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

8. RECLASSIFICATIONS

Deferred charges associated with registering certain securities of the Company totaling $27,302 have been reclassified from additional paid-in capital since
December 31, 2002 (see Note 4.)

9. CONTINGENCIES

In December 2002, the Company received a written claim from two former employees demanding payment for allegedly unpaid commissions, certain un-reimbursed expenses and certain unexercised stock options. The Company has rejected all of the demands made by the claimants with exception to the un-reimbursed expenses.
Management believes the claims of its former employees are without merit, and the Company intends to vigorously defend itself against these claims. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. However, events could occur in the near term that would materially change the amount of estimated loss.

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

General

          We have developed a network of more than 30 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture the products we sell. During the quarter ended March 31, 2003, approximately 81% of our revenues were derived from products manufactured for us by our supply partners in the Far East. We believe that none of our suppliers are material to our business because there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during the current fiscal year.

         Since a large portion of our products are sourced from the Far East, our gross margins could be affected by changes in ocean freight rates due to fluctuations in fuel prices and other factors that affect these rates. We have experienced modest changes in ocean freight rates and anticipate a substantial increase beginning in May 2003 that could affect gross margin in the upcoming quarter.

Results of Operations

The three and nine months ended March 31, 2003 compared with the three and nine months ended March 31, 2002

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

                            For the three months ended March 31, 2003             For the nine months ended March 31, 2003
                      -----------------------------------------------------------------------------------------------------------
                               2003               2002           Change              2003                2002           Change
                               ----               ----           ------              ----                ----           ------
                          $        %         $        %        $        %        $          %        $         %          $         %
                          -        -         -        -        -        -        -          -        -         -          -         -
Sales, net             2,780,197  100.0   2,655,740  100.0    124,457     -    12,085,046  100.0   9,370,387  100.0   2,714,659      -
Cost of sales          1,644,373   59.1   1,917,850   72.2   (273,477) (13.1)   7,456,089   61.7   6,113,772   65.2   1,342,317   (3.2)
                       ---------   ----   ---------  -----    -------   ----    ---------   ----   ---------   ----   ----------   ---
Gross profit           1,135,824   40.9     737,890   27.8    397,934   13.1    4,628,957   38.3   3,256,615   34.8   1,372,342    3.2
Selling, general and
  operating expenses   1,528,450   55.0   1,756,267   66.1   (227,817) (11.1)   4,731,182   39.1   4,408,033   47.0     323,149   (7.9)
                       ---------   ----   ---------  -----   --------   ----    ---------   ----   ----------  ------   -------    ---
Operating (loss)        (392,626) (14.1) (1,018,377) (38.3)   625,751   24.2    (102,225)   (.8)  (1,151,418) (12.2)  1,049,193   11.4
Total other expense      192,263    6.9      28,375    1.1    163,888    5.8     465,123    3.8      114,017    1.2    (351,106)   2.6
Income tax expense             -      -      16,400    0.6    (16,400)  (0.6)                 -       32,700    0.3     (32,700)  (0.3)
                         -------   ----  ----------   ----    -------    ---    ---------   ---    ----------  -----     ------    ---
Net (loss)              (584,889) (21.0) (1,063,152) (40.0)   478,263   19.0    (567,348)  (4.6)  (1,298,135)  (13.7)   730,787    9.1
                         =======   ====  ==========   ====    =======   ====     =======    ===    =========    ====    =======    ===

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the three and nine month periods ended March 31, 2003, increased $0.1 and $2.7 million to $2.8 and
$12.1 million, respectively, compared to $2.7 and $9.4 million for the three and nine month periods ended March 31, 2002, respectively. Our revenue growth was due to increased sales to new and existing customers.

Cost of Sales

          For the three months ended March 31, 2003, cost of sales decreased as a percentage of sales to 59.1% or $1.6 million, compared to 72.2% or $1.9 million for the three months ended March 31, 2002. The cost of sales for the nine months ended March 31, 2003, decreased as a percentage of sales to 61.7% or
$7.5 million, compared to 65.2% or $6.1 million for the nine months ended March
31, 2002. The percentage decrease of costs for the three and nine months ended
March 31, 2003, compared to the prior year periods, was the result of a change in freight carriers, ongoing price negotiations with vendors, and the Company's efforts to better track freight charges in inventory on an interim basis.

Operating Expenses

          During the three and nine month periods ended March 31, 2003, our operating expenses decreased $0.2 and increased $0.3 million to $1.5 and $4.7 million respectively, compared to $1.7 and $4.4 million for the same periods last year. The decrease for the three month period is due to the substantial reduction in stock compensation expense. The net increase of $0.3 million in expenses for

the nine month period was attributable to increases of $470,000 in payroll and related expenses, $165,000 in professional fees, $78,000 in travel, $68,000 in depreciation and amortization, and a decrease in stock compensation of $500,000.
Payroll and related expenses increased as we needed additional staff to facilitate the growth of our operations. The increase in professional fees was due to the heavy activity in securities transactions and regulatory filings.
Travel expense increased because of numerous trips to Asia and the Pacific Rim to develop new product and expenses related to seeking additional financing sources. Depreciation and amortization increased due to the addition of fixed assets needed to accommodate our growth in staff and sales. The large reduction in stock compensation expense was due to the small amount of stock options to be expensed during the current year period compared to the prior year period.
Furthermore, for the three and nine month periods ended March 31, 2003, operating expenses included $2,500 and $37,500 related to the issuance of stock and stock options, and $54,789 and $153,269 of depreciation and amortization, respectively. Operating expenses decreased as a percentage of sales 11.1% and
7.9% to 55.0% and 39.1% for the three and nine month periods ended March 31,
2003, compared to 66.1% and 47.0% for the same periods last year. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales, efficiencies found in combined operations, and the fixed cost nature of certain expenses.

Other Expense

         Other expense for the three and nine month periods ended March 31,
2003, consisted principally of $193,909 and $519,754 of interest expense compared to $42,213 and $130,231 of interest expense for the three and nine months ended March 31, 2002. This increase during the three and nine month periods ended March 31, 2003, was primarily due to the $140,962 and $328,462 charge related to the amortization of discount on the convertible debt that originated in February 2002.

Net Loss

         Our net loss was $584,889 and $567,348 for the three and nine month periods ended March 31, 2003, compared to a net loss of $1.1 million and $1.3 for the same periods last year. The net loss for the three and nine month periods was a result of increased interest expense related to the amortization of discount on convertible debt and lower than expected growth in revenues.

Inflation

         We do not believe our business is materially affected by inflation. We anticipate that any increase in costs of goods sold and operating costs caused by inflation will be passed on to the customers through increased price per unit.

Liquidity and Capital Resources

         Cash used in operating activities during the nine month period ended
March 31, 2003, amounted to $894,708 compared to $1.9 million for the same period in the prior year. The decrease was attributable to $328,462 of non-cash amortization of debt discount, a $624,676 decrease in inventories, an increase in receivables of $249,321, and a decrease in payables of $251,090. The decrease in inventory was due to an effort to reduce domestic inventories. In addition, inventory levels at June 30, 2002 were significantly higher than normal due to the postponement of a delivery at the request of a major customer.

         Investing activities during the nine month period ended March 31, 2003, consumed $144,620 in cash. This amount related to the acquisition of computer equipment and improvements in the Company's technological infrastructure.

         During the nine months ended March 31, 2003, our cash provided from financing activities amounted to $1.1 million. This is principally attributable to investment capital raised of $848,228, borrowings from stockholders of
$288,770, and principal payments of $348,926 on long-term debt.

         We anticipate that our working capital need will increase as our business grows. As of March 31, 2003, our working capital was $2.53 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable and borrowing against qualified inventories.

         In order to provide improved working capital liquidity and credit risk exposure, the Company and its subsidiaries regularly sell the majority of their accounts receivable under global factoring arrangements they enter into from time to time. Throughout 2002, the Company and its subsidiaries operated under a factoring arrangement with First Factors Corporation, under which they sold their accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to the
Company at the factor's option. For the nine months ended March 31, 2003, the
Company and its subsidiaries factored $8,887,982 in accounts receivable and received $8,932,128 in cash from First Factors. The factoring service fees, together with the interest paid on cash advances from the factor, amounted to
$170,982 for the nine months ended March 31, 2002.

         On February 4, 2003, the Company and its subsidiaries entered into a factoring arrangement with CIT Commercial Services, a unit of CIT Group, Inc.
This factoring arrangement replaced the previously existing arrangement that had been in place with First Factors and has substantially similar characteristics.
For the three months ended March 31, 2003, the Company and its subsidiaries factored $1,943,638 in accounts receivable and received $1,795,000 in cash from
CIT. The factoring service fees, together with the interest paid on cash advances from the factor, amounted to $10,844 for the three months ended March
31, 2003. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified inventories of up to $1,000,000. The
Company was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

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
The aggregate purchase price for the common stock and the warrants was
$1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the Company paid $75,000 and issued 17,857 shares of common stock, together with warrants for an aggregate of 171,428 shares of common stock, as placement fees to parties acting on the Company's behalf in such placement. In addition, the Company agreed to pay a $2,500 monthly management fee to one of the purchasers for the two year period following closing. The warrants are exercisable at $1.40 per share for 42,857 shares, at
$2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at
$3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

         (a)      On February 4, 2003, the Company entered into a factoring
                  arrangement with CIT Commercial Services, a unit of CIT Group
                  Inc. This factoring arrangement replaces the previously
                  existing arrangement that had been in place with First Factors
                  Corporation. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified
                  inventories of up to $1,000,000. The Company was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

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

Dated:   May 15, 2003           DECORIZE, INC.

                                By: /s/ Jon Baker
                                   ---------------------------------------------
                                         Jon Baker
                                         President and Chief Executive Officer

                                By: /s/ Alex Budzinsky
                                   ---------------------------------------------
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

Date: May 15, 2003

/s/ Jon Baker
---------------------------
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

Date: May 15, 2003

/s/ Alex Budzinsky
------------------------------------
Alex Budzinsky
Executive Vice President and
Chief Financial Officer

