Form 10KSB
period 2003-06-30
DECORIZE INC
filed 2003-09-26
CIK 1095471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-KSB

            [X] Annual Report pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the Fiscal Year Ended
                                 June 30, 2003.
                                       or
 [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for

               the transition period from ________ to __________.

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

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

         At September 25, 2003, there were 11,270,693 outstanding shares of the registrant's Common Stock. At September 25, 2003, the total aggregate market value of the 5,269,262 shares of voting stock held by non-affiliates of the registrant was $7,587,737, based upon a closing price of the registrant's
Common Stock as reported by The American Stock Exchange on that date of $1.44 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant.

                      Documents Incorporated By Reference:

         Portions of the Registrant's Proxy Statement for the Annual Meeting of
             Stockholders to be held on November 17, 2003 - Part III

                                 Decorize, Inc.

PART I

PART II

PART III
         Item 8.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................20
         Item 8A.   Controls and Procedures...........................................20
         Item 9.    Directors and Executive Officers of the Registrant................20
         Item 10.   Executive Compensation............................................20
         Item 11.   Security Ownership of Certain Beneficial Owners and Management....20
         Item 12.   Certain Relationships and Related Transactions....................20

PART IV

                                       I

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements.
The words "intend," "anticipate," "believe," "estimate," "plan" and "expect,"
and similar expressions as they relate to us, are included to identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this prospectus and the registration statement, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

         o        the risks associated with growth;

         o        our inability to purchase and manufacture merchandise at
                  attractive prices;

         o        changes in consumer demand and preferences that cause people to desire products other than those traditionally offered by
                  Decorize; and

         o        risks associated with our lack of liquidity.

These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

         A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

         Readers are referred to the caption "Risk Factors" appearing at the end of Item I of this report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS

         General

         Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and home accent items. Decorize,
Inc. does business under the names "decorize.com," "GuildMaster" and "Faith
Walk."

         We became a publicly traded company in July 2001 through a reverse merger with a reporting company named Guidelocator.com and adopted its fiscal year end of June 30. Guidelocator.com was a development stage company that was formed to provide an internet database containing information on fishing guides around the world. The merger has been accounted for as a recapitalization of
Decorate, a predecessor of

Decorize. After the merger, Decorize's common stock traded on the over-the-counter market until it became listed for trading on the American Stock
Exchange in March 2002. We did not pursue any fishing guide related business after the merger, and our company has focused on the sale of furniture and home decor products to our wholesale customers since that time. We completed the acquisition of GuildMaster in June 2001, and the acquisition of Faith Walk in
July 2001, following the Guidelocator.com merger, which expanded our operations in the home accents and accessories business.

         The operations and the product focus of decorize.com, GuildMaster, and
Faith Walk were separate and distinct in mid-2001, but since our completion of the acquisition and merger transactions, all three entities have combined their activities into one company and all have migrated to the Decorize business model, which relies on manufacturing and importing our home furnishings products direct from the Far East to our retailers' sites in the United States. More than
80% of the products we sold during our most recent fiscal quarter were manufactured by suppliers located in the Far East. Our direct shipping model allows us to minimize the use of intermediate warehousing facilities, which significantly reduces our cost of delivering products to our customers. Reducing those costs gives us greater flexibility in pricing and improves our gross margins. Decorize continues to manufacture a small amount of its GuildMaster product in its Springfield, Missouri facility, but it is gradually replacing the product volume in those facilities with goods from our overseas suppliers. We have maintained the separate brand identities of GuildMaster and Faith Walk so that we can continue to build on the customer awareness of those brands. Even though there is substantial commonality in product categories and in business practices between the three Decorize companies, each of them has its own areas of concentration:

         *        Faith Walk focuses on designing hand-painted furniture and accessories;

         *        GuildMaster focuses on designing wall art and special designer collections; and

         *        decorize.com focuses on designing and customizing furniture, accent pieces and accessories to meet the design needs of
                  large retailers.

         We founded decorize.com, the company that became Decorize, in March
2000 with the intention of creating a direct "source to business" home furnishings and accents company that was designed to serve both large and small
United States retail customers with products delivered directly from the Far
East to those United States retailers on orders as small as $1,000. Our objective in evaluating our shipping methods, pricing, product offerings and other aspects of our business model is to enable our operating companies to surpass competitors in our industry on product value, item uniqueness, selection and delivery options of imported home furnishings products by improving our use of information technology, logistics processes and our direct sourcing business model. We believe that our customers focus on those factors when choosing a home furnishings supplier, and if we can exceed the offerings of our competitors, we will continue increasing market share at the cost of our competitors.

         We use our "source to business" model to serve two distinct market segments, the source to large business segment and the source to small business segment. The source to large business segment is comprised of large retailers that we believe can benefit from our pricing, delivery times and custom design capability. The small business segment includes small retailers, designers and decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. We provide products to those small retailers at lower prices on an "international freight included" basis that we believe has not previously been made available to them by our competitors in the home furnishings industry. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the small retailer. Also, because we have a significantly higher volume of shipping orders than our individual customers would have, we are able to negotiate lower per item shipping rates on the ocean freight that we arrange, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

         Our current customer revenue mix for all three Decorize business units is approximately twenty percent from small business and eighty percent from large business customers. Based on our limited operating history, we expect to experience commensurate levels of sales increases in both our large and small business segments. As a result, we do not anticipate any significant changes in our customer mix in the foreseeable future, however, we cannot predict with certainty whether or how our business mix will change in the future.

         decorize.com

         Our decorize.com brand sources its products from a network of manufacturing partners in the Far East, principally China, the Philippines,
Thailand, Indonesia and Vietnam. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our retail customers in the United States. We call this our "source to business" model, which enables us to provide our customers with pricing that we believe is substantially below traditional wholesale levels in the home furnishings industry. We are able to pass on lower prices to our customers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third-party. We estimate that if we transitioned our delivery methods back to the more traditional model, which is still used by a majority of our competitors, that increased delivery costs would cause our costs of goods sold to increase by up to 15%, which would likely result in a significant increase in the prices that would have to be paid by our customers and a decrease in our operating margins.

         GuildMaster

         GuildMaster is a Missouri corporation that we acquired in June 2001.
When we acquired GuildMaster, all of the stock of GuildMaster was owned by Jon
T. Baker, one of our directors, James K. Parsons, our President and Chief
Executive Officer, and Ellen Parsons, his spouse. The purchase price for
GuildMaster was $2.5 million, which we paid by issuing a $375,000 promissory note to Mr. Baker and by issuing common stock worth approximately $2,125,000 to
Mr. Baker, Mr. Parsons and Mrs. Parsons. We also assumed a $925,000 debt owed by
GuildMaster to Mr. Parsons, by issuing a $925,000 promissory note. The notes are due in full on July 31, 2004 (pursuant to modifications made soon after the end of fiscal year 2002); however, the interest payable on Mr. Baker's note will be paid on December 31, 2004, pursuant to the separation agreement signed in connection with his resignation on August 25, 2003. As part of the GuildMaster transaction, we entered into employment agreements with Mr. Baker and Mr.
Parsons.

         The GuildMaster brand includes custom, high-end, home accent products that are either produced to its specifications by manufacturers located in the
Far East or are manufactured in our Springfield, Missouri facility. GuildMaster ships a major part of its products directly to customers from the overseas factories of those manufacturers. It also warehouses some products at the
Springfield facility and ships available inventory to retailers throughout the country.

         Decorize has substantially increased the level of product obtained from the Far East by GuildMaster since it was acquired in June 2001, and we estimate that this production shift will continue in the near future. During fiscal 2003,
GuildMaster produced approximately 26% of its products domestically in its
Springfield facilities (calculated on the portion of sales revenue attributable to such products), which in turn represented 8% of our overall product revenues.
Decorize estimates that during the most recently ended quarter, domestic production of GuildMaster's items was less than 30% of its overall production, and less than 10% of Decorize's production on a consolidated basis for that time period. Our current business plan contemplates a continued shift of
GuildMaster's production from its domestic suppliers to suppliers in the Far
East, but we cannot provide an exact timetable for when all production will be transferred overseas. Decorize intends to push production to suppliers based on cost, reliability and product quality, and if those factors shift to the advantage of certain other suppliers in the future, then our demand for third-party production is anticipated to shift in the same manner to those other suppliers.

         Faith Walk

         Faith Walk is a Missouri corporation that we acquired in July 2001.
Prior to the acquisition, Faith Walk was owned by J. Michael Sandel and his spouse. The purchase price for Faith Walk was $1.1 million. We paid $284,000 of the purchase price in cash. The remainder of the purchase price was paid by issuing a $216,000 promissory note, and by issuing common stock worth approximately $510,000 to Mr. Sandel and his spouse. The note is due in full on
July 31, 2004 (pursuant to modifications made subsequent to the end of fiscal year 2002). As part of the Faith Walk transaction, we entered into an employment agreement with Mr. Sandel.

         Faith Walk has historically sourced its products in unpainted form from
United States suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our new "source to business" strategy, the Faith
Walk brand is creating designs to be manufactured entirely by our suppliers in the Far East and then directly shipping finished products to our retail clients in the United States. We believe that our direct shipping method will allow
Decorize to reduce prices for Faith Walk items to its customers for its current product offerings, while still increasing its gross margins, by eliminating unnecessary third party warehousing and handling costs. Faith Walk began transitioning its product offerings to our "source to business" model in late
2001, and as of January 31, 2003, all of its product sourcing has been moved to the Far East.

         Business Strategy

         The Decorize "source to business" model eliminates several layers of handling and warehousing by importers and retailers. Products are sourced in the
Far East and shipped directly to retailers in the United States. We estimate that a majority of our industry competitors ship product through several levels of third party warehouse facilities, which our management estimates would increase the cost of our products by up to 15%. Our objectives in designing our business model are based on the assumption that our competitors are experiencing similar impacts on the cost and timing of the shipping of their products to retail and wholesale customers in the United States.

         We have developed support systems for manufacturing of our products in the Far East, which provide product development support and quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of the Decorize model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. The Decorize model enables us to provide high-volume, high quality proprietary products to large retailers at attractive prices and offers small retailers access to a broad range of accessories and accent furniture which was previously not available to them.

         Our support systems consist primarily of quality control personnel who oversee our manufacturing done by our suppliers in the Far East. Although they are new to the Decorize team, our overseas employees are viewed by Decorize as an integral part of our successful transition to the direct shipping method that we prefer. We do not believe that our transition could be accomplished without the oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team. Our overseas support team is headed by a manager who recently relocated to China, after spending several years at our headquarters as a key member of our operations and logistic teams. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and product procurement of items that are available in the Far East, and which would not likely have become part of our product offerings without our overseas staff.
Currently, Decorize employs eight persons overseas, but we intend to hire several more this year. The focus will continue to be on quality control, regarding items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

         We are expanding our product sourcing, development and warehousing operations in the Far East to support the increasing volumes of product sourced there under our business model. At the same time, we are continuing to build our sales staff in the United States in order to improve our ability to present our products and services to a growing customer base.

         On the operational level, we continue to implement and improve technology solutions that enable us to work closely with suppliers, as well as customers to plan and track orders, production status and deliveries in order to meet demanding production and delivery timelines. During the current fiscal year, we installed new telephony and information systems at a cost in excess of
$150,000. Our new information systems are designed to increase our internal operating efficiency and improve internal communication capabilities, to track the status of our products and to improve communications with our overseas vendors, our third party logistics suppliers, and our United States customers.
One example of our communications improvements is the process developed by
Decorize and our third-party logistics suppliers that makes it possible to track orders and the delivery of merchandise to our customers, which is essential to our direct ship business model since we have little retail or warehousing capabilities of our own to rely upon. See "- - Warehousing and Distribution". We will continue to seek upgrades in our technology infrastructure that improve operating efficiencies, improve customer service capabilities and/or improve quality and cost control in our operations. There are no specific upgrades currently planned for 2004, however, our current forecasts call for us to spend up to $100,000 toward technology upgrades for each fiscal year.

         Although we are currently focusing our efforts on limited categories and products which are most productive for us, our long-term strategy includes the acquisition or in-house development of additional product categories that will enable us to offer a broad line of accessories, accent furniture, and related categories. Potential product categories into which we may expand our product offerings include specialty lighting, gifts, institutional furnishings, ironwork and florals, which are product areas in which we are not currently well-represented. We also intend to develop our current staff and management and operational infrastructure in order to pursue marketing opportunities that we have identified in new product areas in customer markets that we are not currently pursuing. In that regard, we intend for our overseas support systems to increasingly be responsible for developing new product offerings by researching items that may be available in the overseas market for which they are responsible. We expect that we will need to raise additional external funds to implement our growth strategy in a timely fashion. To that end, we expect to evaluate various financing opportunities in private or public markets and will arrange financing when appropriate terms are available.

         Merchandise

         We manufacture and sell imported home furnishings and home accent items such as chests, tables, chairs, painted furniture, paintings, sculpture, tapestries, other fine art pieces, various hand-made ceramics, candles, lamps and similar accessory items. Products designed and manufactured by us include a broad array of home furnishings, including larger furniture items such as hand-painted or traditionally finished armoires, chests, large tables and chairs. Accent furniture includes items such as occasional tables, end tables, mirrors, wicker chairs and tables, and ottomans. Accessories include items such as wood, rattan, glass or ceramic bowls, statuettes, vases, candles and candleholders, baskets, boxes, lamps and bath items. Wall art includes a variety of traditional art such as framed oil paintings or prints, but it includes many other types of materials and designs including fabrics, woven materials and collages. Faith Walk focuses on designing hand-painted furniture and accessories, GuildMaster focuses on designing wall art and special designer collections, and decorize.com focuses on designing and customizing furniture, accent pieces and accessories to meet the design needs of large retailers.

         Currently, decorize.com focuses on the following product lines:

                  - the design and supply of custom furniture, such as
         traditionally finished armoires, tables, chairs and storage units, which are intended for frequent use by the consumer;

                  - the design and supply of accent pieces for the home, such as mirrors, wicker chairs and tables, ottomans, and lamps, which are designed as much for their aesthetic value as for their actual utility;
         and

                  - the design and supply of accessory items, such as lamps, candles, glass and ceramic bowls and figurines, vases and boxes, which primarily fulfill the design needs of the retail customer.

The main customers of decorize.com are typically large retailers, who market the products supplied by Decorize to the end user retail customers that shop at their brick and mortar store locations. The product mix supplied to those retailers depends upon their perception of customer demand of the consumers who shop and purchase product at those store locations.

         The main product lines for GuildMaster are the following:

                  - the design and manufacture of wall art, including
         tapestries, paintings and decorative ceramic and glassware for the home; and

                  - the design and production of special designer collections of home accent items, such as candles, glass and ceramic bowls and figurines, vases and boxes.

The main customers of GuildMaster are typically large retailers, who market the products supplied by GuildMaster to the end user retail customers that shop at their brick and mortar store locations. The product mix supplied to those retailers depends upon their perception of customer demand of the consumers who shop and purchase product at those store locations.

         Faith Walk's principal product offerings are hand painted furniture and accessories for the home. Faith Walk products include specialty armoires, chests, large tables and chairs, which are typically used by home consumers who wish a more lively decor than may be offered by more traditional furniture products. In addition, Faith Walk offers hand painted accessories that are purchased by more high-end consumers. Some of these accessory items include mirrors, vases, table lamps and candleholders. Faith Walk historically had those items manufactured for it in the United States, but completed the hand painting and design of the specialty products itself. However, under our direct shipping model, it has transitioned to a supplier base in Asia that completes the manufacture and final preparation of those hand painted items. Faith Walk supplies a substantial portion of its product to small retailers and independent designers who market and sell the product directly to their clients.

         Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining quality merchandise in adequate volumes and at suitable prices.

         Suppliers

         We have developed a network of more than 30 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture most of the products we sell to our customers. For the year ended June 30, 2003, Decorize's top ten vendors accounted for approximately 57% of our total purchases. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other's needs and requirements. As our supply partners become more familiar with Decorize's business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and increasing our reliance on particular supply partners for meeting our overseas manufacturing needs.
However, we believe that none of our suppliers is material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both the Far East and other parts of the world. We currently estimate that the largest of those suppliers will represent less than
38% of our product purchases during any fiscal year. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements.

         The raw materials used by our suppliers, such as wood products, metal, glass and ceramics are readily available in many places throughout the world.
Because of the availability of replacement raw materials, we do not anticipate any significant difficulties in obtaining suitable raw materials for the manufacture of our products, even if there is ever a shortage of those materials in any particular country or region in which our suppliers are located.

         Our relationship with our logistics companies provides us with state-of-the-art staging and warehousing facilities in the Philippines and
China. However, if it is necessary, Decorize has alternative sources for those staging and warehousing services.

         Customers

         The current customer base for our three brands includes approximately twelve large retailers and more than a thousand small retailers, designers and decorators. During the year ended June 30, 2003, our customer revenues were approximately $15.4 million. Although our top five customers in the past year accounted for approximately 59% of our revenues, the continuing growth of our business and the number of our customers is expected to result in greater revenue diversification. During fiscal 2003, our top five customers from the standpoint of revenues were Home Depot Expo, Sears - The Great Indoors,
Dillards, Rooms To Go and Hancock Fabrics. Our purchase orders with our customers are completed on a purchase-by-purchase basis, and we have not entered into any long-term purchase agreements with any customers, nor are there any formal volume commitments from any of them.

         Industry and Competition

         We estimate that the premium home accents and accessories market segment of the home furnishings industry in which we compete accounts for approximately $40 billion of sales at the wholesale level, which is generated by approximately 26,000 companies within this segment. We believe that there are no dominant competitors within the premium home accents and accessories market segment of the home furnishings industry. Furthermore, we are not aware of any other competitor in the industry that relies on the Decorize "source to business" model for delivery of its home furnishings products.

         There is intense competition in our industry. However, we believe that our low-cost business model, the ability to provide highly customized products, our successful selection/design of fashion trends, our large number of products, our low inventory requirements and our intensive customer service practices, will attract a growing number of customers and will allow us to increase revenues rapidly. We also expect to have opportunities to acquire companies in the industry that can benefit from our business model. Our model is not protected from duplication and it is possible that other companies will compete with us by using a similar approach in conducting their business.

            Foreign Market Risks

            As an importer of manufactured products from several countries in the Far East, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. This perception arises because most of our products are manufactured in China, as evidenced by the fact that during fiscal 2003, over 65% of the products manufactured by our third party suppliers were manufactured in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade
Organization should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

            We are also subject to governmental regulations and tariff policies, which may change from time to time. We believe that the increased globalization of the United States retail economy, which has been spurred in part by the WTO and also the broadened reach of consumers because of the expansion of retail capabilities of the internet, are causing a global shift in attitudes toward the preference for a more open world-wide economy. These trends should favor the reduction of tariffs and expansion of international trade, which should benefit our business.

            Warehousing and Distribution

            An important aspect of our success involves our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required. The greater part of the products sold by our operating divisions are not warehoused at our expense, since we have those products shipped directly from our manufacturers in the Far East to the retailer stores or distribution centers operated by our retail customers. We deliver goods via large shipping containers to certain customers and use common and contract carriers to distribute smaller amounts of merchandise to other customers. Quick and efficient distribution is required to meet customer needs, and we are continually pursuing improvements in the delivery process.

         Our ability to track orders and merchandise delivery in a detailed and timely manner is an essential requirement for us to eliminate warehouse and retail capacity under our direct ship model. In response to this need for detailed order information, Decorize developed a tracking system with our third-party logistics suppliers that uses computer and internet technology to track the transport and storage of our goods down to the SKU level. The logistics technology we use lets us know in real time where our merchandise is at all times and when those products will be delivered to our customers. We can also track costs in the same detailed and timely fashion using this technology.
Since we first began developing our direct ship model, we have consistently sought the services of those third-party logistics providers which have the capabilities to make the technology available to us, since the ability to track our orders, merchandise and costs is such a significant benefit to that shipping model. Decorize has no intellectual property rights in the tracking process or the technology used in the tracking process, however, we believe that there are a significant number of other logistics suppliers that would be able to provide the same technology and, with our assistance, duplicate the tracking process that we currently use.

            Management Information Systems

            We maintain a corporate local area network computer system, which integrates purchase orders, imports, transportation, distribution, and financial systems. Expenditures for continuing upgrades of management information systems are anticipated in the foreseeable future to refine and update these systems.

            Trademarks and Tradenames

            We completed the registration for the service mark "The World's
Decor...Right to your Door," on September 2, 2002, with the United States Patent and Trademark office. The registration for "The World's Decor ... Right to your
Door" will terminate in 10 years from grant, or may be cancelled after 6 years if we do not file the appropriate documents evidencing our continued use of that mark. Our application for the service mark "Decorize" was filed in April 2002 and registration was granted in August 2003.

            In addition, we have common law rights to the use of "decorize.com"
and "The World's Decor....Right to your Store," however, we have not chosen to complete an application for registration of those marks at this time.

            Employees

         As of June 30, 2003, we employed 60 persons, including 8 in the Far
East, 57 of whom were employed on a full-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

                                  Risk Factors

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

         The concept for Decorize's business model was developed in 2000. The acquisitions of our two operating subsidiaries were completed in June 2001 and
July 2001, respectively. Even though these two operating subsidiaries have operated independently for some time, we have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations. Also, our largest brand, decorize.com, which accounted for approximately 58% of our sales in fiscal 2003, has only been operational since April 2000. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have incurred losses historically, and we may not be able to attain or maintain profitability.

         We incurred a net loss of $1.2 million for the fiscal year ended June
30, 2003. Although our revenues increased significantly since the beginning of fiscal 2002, our operating expenses have decreased slightly. We cannot assure you that our profit levels will continue to grow, even if sales continue to increase. We will need to generate greater revenues to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

         Our customer mix currently consists of approximately twelve large retailers, and more than a thousand small retailers, designers and decorators.
We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2003 accounted for approximately 59% of our revenues in that year, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume, or at all.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

         We intend to expand our business, and we are incurring expenses associated with our growth and expansion. Although we recently raised funds through private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. As part of our growth strategy, we have expanded our technology infrastructure by installing new telephony and information systems at a cost in excess of
$150,000. In addition, during the last fiscal year we hired additional personnel in the United States and overseas, which caused our operating expenses to increase. We intend to hire additional employees overseas and to continue upgrading our technological infrastructure to improve quality and cost controls, operating efficiency and customer service capabilities. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or even reduce the current size of our operations.

We may need to raise additional funds, and these funds may not be available when we need them.

         Based on our current plans, we are adjusting our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. However, if our forecasts are inaccurate, we will need to raise additional funds. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

         During the period from June 1, 2001 to June 30, 2003, our total number of employees increased from 7 to 60, including 8 employees in Asia. We experienced high sales growth in fiscal years 2002, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders.
Although we were able to resolve those capacity issues by hiring additional personnel and upgrading our technology infrastructure, we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers' needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

         We may explore the possibility of acquiring other businesses; however, acquisitions are not always successful or profitable. Any future acquisitions could expose us to risks, including risks associated with assimilating new operations, technologies and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies. Acquisitions may also result in additional expenses from amortizing acquired intangible assets. If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our company. If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable. Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We face substantial competition from numerous sources, many of which have access to better resources.

         Competition in the wholesale market for home furnishings is intense. We compete with a diverse group of wholesalers ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than Decorize. We believe that barriers to entry in the wholesale furniture and home furnishings market are not significant and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as
Decorize's do not require the wholesalers to own warehouses, showrooms and factories to operate, which we think is because (i) our direct ship business model can be operated with minimal warehousing needs and costs, which are significantly less than traditional models, (ii) wholesale product orders can be placed after receipt of customer orders, in order to further reduce warehousing needs, (iii) samples can be shown to customers at little or no cost, without the necessity of showroom space for actual product, (iv) if a competitor wants showroom space, it is typically available for lease at competitive rates in most
United States markets, and (v) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If wholesalers with significantly greater resources than Decorize decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Our directors have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

         The current members of our Board of Directors beneficially own, in the aggregate, approximately 53.8% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors, would be able to obtain the number of votes necessary to overrule the board.

Because we do not manufacture or warehouse most of our products in the United
States, a disruption in the delivery of imported products may have a greater effect on us than on our competitors.

         We primarily import products that we have purchased or had manufactured for us overseas. Merchandise imported directly from these overseas manufacturers currently accounts for approximately 92% of our total purchases. Because we import the majority of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture or warehouse products in the United
States. Deliveries of our products may be disrupted through factors such as:

         (i)      raw material shortages, work stoppages, strikes and political unrest;
         (ii)     problems with ocean shipping, including work stoppages and shipping container shortages;
         (iii)    increased inspections of import shipments or other factors causing delays in shipments; and
         (iv)     economic crises, international disputes and wars.

         For example, we experienced significant delays in shipments due to a dockworkers dispute on the West Coast in fiscal 2003. The delays from this dispute resulted in the cancellation of some customer orders, since we could not obtain products from overseas in a timely manner. Although we managed to minimize the impact of the delays, a longer dispute could have placed us at a serious disadvantage to some of our competitors. Most of our competitors warehouse products that they import from overseas, which allows them to continue delivering their products despite overseas shipping disruptions, at least in the short term. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

If we were required to purchase our imported products in foreign currencies instead of United States dollars, we would be subject to currency rate fluctuations.

         Currently, the products we buy abroad are priced in United States dollars, so we are not directly affected by changes in foreign exchange rates.
If we are required to pay for goods in foreign currencies in the future, then we would be affected by fluctuating currency exchange rates. In that event, we will attempt to enter into foreign currency exchange contracts with major financial institutions to hedge the overseas purchase transactions and limit our exposure to those fluctuations. If we were not able to successfully protect ourselves against those currency rate fluctuations, then our profits on the products subject to those fluctuations would also fluctuate and could cause us to be less profitable or incur losses, even if our business is doing well.

We may need to substantially increase our marketing efforts in order to grow our business, which is expensive.

         In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model, and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2003, marketing and advertising expenses were $38,200, which is less than 1% of our operational expenses for that year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline.

Our businesses are not diversified, which could result in significant fluctuations in our operating results.

         All of our business is involved in the retail and wholesale marketing of furniture and other home products, and accordingly is dependent upon trends in the home furnishings sector. Downturns in the home furnishings sector could have a material adverse effect on our business. A downturn in the home furnishings sector may reduce our stock price, even if our business is successful.

We have not paid dividends in the past, and do not anticipate paying dividends in the future.

         We have not paid or declared cash dividends to the holders of our common stock, and do not intend to do so in the foreseeable future. We intend to use any excess funds from our operations to operate and grow Decorize. We cannot assure you that we will ever pay dividends to the holders of our common stock.

Our forward-looking statements may prove to be inaccurate.

         This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act, including statements about Decorize's forecasts, expectations, beliefs, performance, plans, strategy, objectives, and intentions. Although we believe that the forecasts, expectations, beliefs, performance, plans, strategy, objectives and intentions reflected in, or suggested by, those forward-looking statements are reasonable, it is possible that one or more, or even all, of them may not be achieved or realized. Factors that could cause actual results to differ materially from the forward-looking statements made in this prospectus are set forth in this "Risk Factors" section. All forward-looking statements attributable to Decorize are qualified in their entirety by those cautionary statements. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Item 2.  DESCRIPTION OF PROPERTIES

         We operate each of our businesses in leased facilities. Our corporate headquarters and the operations of decorize.com are housed together in approximately 9,600 square feet in one building in Springfield,

Missouri. Our rent for this space is $3,500 per month. The facilities are in good condition. The initial term of the lease for our corporate headquarters terminated on April 15, 2003, and we exercised our option to renew the lease for another one-year term ending April 15, 2004. We have a second option to renew the lease for another one-year period at the end of the current renewal term. We anticipate that if additional space is required within the next 12 months for our headquarters and decorize.com operations, then such space will be available in the Springfield area on a reasonable commercial basis.

         Decorize leases 13,876 square feet of showroom in High Point, North
Carolina. The High Point showroom lease terminates on October 31, 2009. The rent for the period beginning June 1, 2003 and ending April 30, 2004 is $15,738 per month, from May 1, 2004 to October 31, 2005 is $18,354 per month, from November
1, 2005 to October 31, 2008 is $18,703 per month, and from November 1, 2008 to
October 31, 2009, is $19,264 per month. We have an option to renew the lease for one five-year period.

         Decorize manufactures and warehouses GuildMaster items in a 41,250 square feet facility in Springfield, Missouri. The lease agreement currently provides for a monthly rent payment of $9,860. The lease on the building terminates on November 30, 2006, and there are options to renew the lease for two additional five-year periods. The Springfield facility is in good condition, and we believe the space is adequate for GuildMaster's operations for the foreseeable future.

         Decorize also leases approximately 2,275 square feet in a furniture market in Atlanta, Georgia. The Atlanta showroom is leased on a month-to-month basis for $3,225 per month with a 30-day cancellation notice period. We believe adequate space is available in the Atlanta area on a reasonable commercial basis should the current lease not be renewed.

         Faith Walk rents approximately 1,500 square feet in Houston, Texas on a month-to-month basis. Our rent for this facility is $600 per month. The facility is in good condition. We believe the space is adequate for Faith Walk's operations for the current period. We are in the process of transitioning Faith
Walk's operations to Springfield, Missouri and to Asia, so we do not plan to maintain a large facility in Houston.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the year ended June 30, 2003.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Shares of our common stock began trading on The American Stock Exchange on March 8, 2002, under the symbol "DCZ". The following table summarizes the highest and lowest reported sales price per share for the first fiscal quarter of 2004, all fiscal quarters of 2003 and the last two fiscal quarters of 2002 following the listing of the common stock on AMEX.

                                                      High              Low
                                                      ----              ---

         First Quarter 2004 (July 1, 2003             $1.57             $1.30
              through September 25, 2003)
         Fourth Quarter 2003                           1.77              1.39
         Third Quarter 2003                            1.90              1.01
         Second Quarter 2003                           2.39              0.72
         First Quarter 2003                            3.20              1.75
         Fourth Quarter 2002                           4.38              3.10
         Third Quarter 2002 (March 8                   4.49              3.50
              through March 31)

Previously, our common stock was traded on the over-the-counter bulletin board under the symbol "DCZ". The following table summarizes the high and low historical bid quotes reported by the OTCBB Historical Data Service for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions, so those quotes may not represent actual transactions.

                                                         High           Low
                                                         ----           ---

         Third Quarter 2002 (through                    $4.10          $3.10
                March 7, 2002)
         Second Quarter 2002                             4.45            1.80
         First Quarter 2002                              3.90            1.50
         Fourth Quarter 2001                              .03             .03
         Third Quarter 2001                             .0413           .0413
         Second Quarter 2001                              **              **
         First Quarter 2001                             .0075           .0030

**       No trades reported by the OTCBB

         We had approximately 540 beneficial owners of our common stock, including 97 of which were holders of record, as of August 31, 2003.

         We have not paid cash dividends on our common stock since its inception. The board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors.

Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under differing assumptions and conditions. Decorize believes the following critical accounting policies require management's most difficult, subjective and complex judgments.

         Goodwill - Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets", which was issued by the Financial Accounting Standards Board (FASB) in
July 2001. SFAS NO. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Decorize did not identify or record any impairment with the adoption of this new standard.

         Revenue Recognition - Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is generally considered to have occurred upon receipt of the products by the customer.

         Allowances for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform ongoing credit evaluation of our customers'
financial condition and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

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

         The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Stock Options - In accordance with Accounting Principles Board (APB)
No. 25 and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost with required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123,
Accounting for Stock-Based Compensation. For options that have been modified we have applied Financial Accounting Standards Board Interpretation No. 44 (Fin
44), Accounting for Certain Transactions Involving Stock Compensation, an
Interpretation of APB No. 25, effective July 1, 2000. We have also adopted SFAS
No. 148, Accounting for Stock-based Compensation - Transition and Disclosure.

Results of Operations and Comparison of Prior Year Periods

         The following table presents certain items included in Decorize's consolidated statements of operations, a copy of which is included in this prospectus, and the percentage of total revenues for the periods indicated. All such data should be read in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

                    Fiscal Years Ended June 30, 2003 and 2002

                                2003                        2002                         Change
                                ----                        ----                         ------

Sales (net)               15,404,514         100.0%    14,081,833        100.0%     1,322,681     -%
Cost of sales              9,614,317           62.4     9,140,368          64.9       473,949  (2.5)
Gross profit               5,790,197           37.6     4,941,465          35.1       848,732   2.5
Operating expenses         6,279,689           40.8     6,561,754          46.6     (282,065)  (5.8)
Operating loss             (489,492)          (3.2)   (1,620,289)        (11.5)     1,130,797   8.3
Total other expense          662,913            4.3       363,853           2.6       299,060   1.7
Income tax expense                 -              -        32,700             -      (32,700)    -
Net loss                 (1,152,405)          (7.5)   (2,016,842)        (14.3)       864,437   6.8

Sales

         Our sales are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the year ended June
30, 2003, increased $1.3 million or 9% to $15.4 million compared to $14.1 million for the year ended June 30, 2002. The increase in revenues for fiscal
2003 over fiscal 2002 is due primarily to increased sales to new and existing customers. We believe this is evidence of customer acceptance of our services, products and prices, as indicated by initial and repeat orders from new customers, and to a lesser extent from increases in sales to several of our existing customers. We believe that we have presented our product to only a small part of the much larger number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to large retail customers and expect that as a result we will continue to increase our sales to them substantially on a dollar-to-dollar comparative basis. However, we do not believe that future rates of comparable sales increases will be as high on a percentage basis as they were in our most recent fiscal quarters or the fiscal year 2003. Pricing in our industry is very competitive and we must focus on selling more goods to more customers at very competitive prices in order to increase our revenues.

         Decorize has existed in its present form only since July 2001, so we do not have an extensive history of sales information as a combined entity.
However, based on Decorize's sales since July 2001, and our evaluation of the historic operating results of Faith Walk and GuildMaster, it appears that we have the highest volume of sales during our first two fiscal quarters, which accounted for approximately 60.5% of fiscal 2003 sales, and that the remaining quarters, accounting for the other 39.5% of sales for 2003, are not quite as strong. We believe that part of the reason for the increase in sales for the quarters ending September 30, 2002, and December 31, 2002, as compared to the two following quarters, is due to the fact that we had a large retailer delay a big shipment from the fourth quarter of 2002 to first quarter of 2003 as well as several big projects for large retailers gearing up for the holiday months.
Other than the growth of our enterprise, we have not observed any other significant seasonal patterns.

Cost of Sales

         The cost of sales for the year ended June 30, 2003, decreased as a percentage of sales to 62.4% compared to 64.9% for the year ended June 30, 2002.
The percentage decrease of costs for the year ended June 30, 2003, compared to the prior year, was the result of a change in freight carriers and ongoing price negotiations with vendors. The decrease in our cost of sales resulted in an increase in our gross margin to 37.6% in fiscal year 2003 compared to 35.1% in fiscal year 2002.

Operating Expenses

         During the year ended June 30, 2003, our operating expenses decreased
$.3 million to $6.3 million, compared to $6.6 million for the same period last year. The net decrease was principally attributable to a decrease in stock compensation of $713,000 and a $103,000 decrease in marketing expenses, minimized by increases of $310,000 in payroll and related expenses, $100,000 in professional fees, and $116,000 in travel. Payroll and related expenses increased in the first part of 2003 as we needed additional staff to facilitate the growth of our operations, but decreased in the latter part of the year as we reduced some positions to reflect the actual level of sales we were experiencing in that period. The increase in professional fees was due to the heavy activity in securities transactions and regulatory filings. Travel expense increased because of numerous trips to Asia and the Pacific Rim to develop new product and expenses related to seeking additional financing sources. The large reduction in stock compensation expense was due to the small amount of stock options to be expensed during the current year period, $84,373 compared to $750,000 during the prior year period. Furthermore, for the year ended June 30, 2003, operating expenses included $214,955 of depreciation and amortization. Operating expenses decreased as a percentage of sales 5.8% to 40.8% for the year ended June 30,
2003, compared to 46.6% for the same period last year. The reduction of operating expenses as a percentage of sales is directly attributable to the increase in sales, efficiencies found in combined operations, and the fixed cost nature of certain expenses.

Other Expense

         Other expense for the year ended June 30, 2003, consisted principally of $714,000 of interest expense compared to $364,000 of interest expense for the year ended June 30, 2002. This increase during 2003 was primarily due to the
$441,000 charge related to the amortization of discount on convertible debt for
2003 versus $125,000 for 2002.

Operating Loss

         Loss from operations decreased to $.5 million in fiscal 2003 from $1.6 million in fiscal year 2002. As a percentage of sales, the loss from operations decreased to 3.2% in fiscal 2003 compared to 11.5% in fiscal year 2002 due to the effects of significant sales volume increases, increased margins and a reduction in operating expenses.

Net Loss
         We recorded a net loss of $1.2 million in fiscal 2003, compared to $2.0 million in fiscal year 2002. As a percentage of sales, our net loss decreased to
7.5% in fiscal 2003 compared to 14.3% in fiscal year 2002. Our losses are considered to be a normal part of our expanding operations as a relatively new business. As we continue to grow, we expect to become more profitable. A significant portion of our fiscal year 2003 losses were non-cash charges of
$84,373 for stock compensation expense and $463,625 for amortization of debt discount related to conversion rights and warrants associated with the $750,000 convertible note financing completed in February 2002.

         Net loss per share decreased to $.11 per share in fiscal year 2003, from $0.20 per share in fiscal 2002.

Inflation

         We do not believe our business is materially affected by inflation. We anticipate that any increase in costs of goods sold and operating costs caused by inflation will be passed on to our customers through increases in price per unit.

Liquidity and Capital Resources

         We had working capital of $1.9 million at June 30, 2003, compared with
$1.8 million at June 30, 2002. Cash and cash equivalents were $122,000 at June
30, 2003, compared to $148,000 at June 30, 2002. Cash used in operating activities decreased from $1,895,000 in fiscal year 2002 to

$1,051,000 in fiscal year 2003. The principal operating uses of cash during fiscal 2003 were attributable to the $1.2 million net loss, increased inventories and an increase in accounts receivable, which was minimized by an increase in accounts payable. The increase in inventory was due to inventory not shipped immediately upon production but held for later shipment to customers. In addition, inventory levels at June 30, 2002 were significantly higher than normal due to the postponement of a delivery at the request of a major customer.

         Investing activities during the year ended June 30, 2003, consumed
$159,000 in cash. This amount related to the acquisition of computer equipment and improvements in Decorize's technological infrastructure.

         During the year ended June 30, 2003, our cash provided from financing activities amounted to $1,183,000. This is principally attributable to investment capital raised of $900,000 and net advances received from our factor of $702,000 offset by principal payments of $260,000 on debt and payment of
$159,000 relating to a pending registration of Decorize's common stock.

         We anticipate that our working capital need will increase as our business grows. As of June 30, 2003, our working capital was $1.9 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable and borrowing against qualified inventories and borrowings from a related party.

         In order to provide improved working capital liquidity and credit risk exposure, Decorize and its subsidiaries regularly sell the majority of our accounts receivable under global factoring arrangements. Throughout 2002,
Decorize and its subsidiaries operated under a factoring arrangement with First
Factors Corporation, under which we sold our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. Decorize does not retain any interest in, or control of, the accounts receivable sold. Decorize does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require Decorize to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to Decorize at the factor's option.
For the year ended June 30, 2003, Decorize and its subsidiaries factored
$8,887,982 in accounts receivable and received $8,932,128 in cash from First
Factors. The factoring service fees were $111,487 and the interest paid on cash advances from the factor, amounted to $65,048 for the year ended June 30, 2003.

         On February 4, 2003, Decorize and its subsidiaries entered into a factoring arrangement with CIT Commercial Services, a unit of CIT Group, Inc.
This factoring arrangement replaced the previously existing arrangement that had been in place with First Factors and has substantially similar characteristics.
For the year ended June 30, 2003, Decorize and its subsidiaries factored
$5,434,412 in accounts receivable and received $5,555,043 in cash from CIT. The factoring service fees were $29,974 and the interest paid on cash advances from the factor, amounted to $13,030 for the year ended June 30, 2003. In addition to factoring accounts receivable, this arrangement provides for borrowing against qualified inventories of up to $1,000,000. Decorize was in compliance with its obligations under the First Factors arrangement at the time of it entering into the new agreement with CIT.

         In December 2002, Decorize completed a private placement of 785,714 shares of common stock, and warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share. Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The private placement was completed in two separate closings on November 19, 2002 and December 2, 2002.
The aggregate purchase price for the common stock and the warrants was
$1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, Decorize paid $75,000 and issued 17,857 shares of common stock, together with warrants for an aggregate of 171,428 shares of common stock, as placement fees to parties acting on Decorize's behalf in such placement. In addition, Decorize agreed to pay a $2,500 monthly management fee to one of the purchasers for the two year period following closing. The warrants are exercisable at $1.40 per share for 42,857 shares, at

$2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at
$3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

         On January 1, 2003, the $750,000 convertible term note issued to
NestUSA on February 20, 2002, was amended by the issuance of an amended and restated convertible term note. Terms of the amended note created new payment terms for the convertible term note, and Decorize issued additional three-year warrants for 216,000 shares of Decorize's common stock at an exercise price of
$2.80 per share. The conversion price of the original three-year warrants, exercisable for 300,000 shares, was reduced to $1.50 per share on December 31,
2002, since Decorize failed to complete the requisite financing described in those warrants. Interest on the note accrues at an initial rate of 6.00% per annum, accrued and compounded annually. Principal and interest are payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments increase to $53,351 through
December 31, 2004, at which time the note will be fully paid. Decorize was not in violation of any covenants or obligations relating to the convertible note at the time of the amendment.

         We believe that additional financing will be needed to meet the capital requirements associated with our growth objectives. We will evaluate alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt we have incurred in the acquisition of
GuildMaster and Faith Walk, as we deem appropriate. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

         Total Contractual Cash and Other Obligations

         The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2003.

                                                         Less than                                   After 5
                                              Total       1 Year       1-3 Years     4 - 5 Years      Years
                                              -----       ------       ---------     -----------     -------
Aggregate amount of principal to be
  paid on the outstanding long-term
  debt                                         832,395      444,798         387,597             -            -
Principal payments due on notes
  payable to stockholders                    1,803,010            -       1,803,010             -            -
Future minimum lease payments
  under capital leases                         187,424       71,298         110,215         5,911            -
Future minimum lease payments
  under noncancelable operating leases       1,518,561      360,653         901,440       256,468            -
                                             ---------      -------         -------       -------       -------

Totals                                       4,341,390      876,749       3,202,262       262,379            -
                                             =========      =======       =========       =======       =======

Item 7.  FINANCIAL STATEMENTS

                                 DECORIZE, INC.
                              FINANCIAL STATEMENTS
                             JUNE 30, 2003 and 2002

                                                                         Page(s)
                                                                         ------
     Independent Accountants' Report                                       F-2
     Consolidated Balance Sheets for June 30, 2003 and 2002                F-3
     Consolidated Statements of Income for the Years ended                 F-5
           June 30, 2003 and 2002
     Consolidated Statements of Changes in Stockholders' Equity            F-6
           for the Years ended June 30, 2003 and 2002
     Consolidated Statements of Cash Flows for the Years ended             F-7
           June 30, 2003 and 2002
     Notes to Financial Statements for the Years ended                     F-8
           June 30, 2003 and 2002

                         Independent Accountants' Report

Board of Directors
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc.
as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of
June 30, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of accounting for goodwill by adopting the provisions of Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                                   /s/BKD, LLP

Springfield, MO
September 3, 2003, except for Note 12 as to which the date is September 24, 2003

                                 Decorize, Inc.
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

Assets

                                                                                   2003                  2002
                                                                            --------------------  --------------------
    Current Assets

        Cash and cash equivalents                                             $        121,716      $        148,072

        Receivable:
             Trade accounts receivable, net of allowance 2003 -
          $287,530, 2002 - $215,158                                                    371,240                94,300
             Due from factor, net of advances 2003 - $1,570,553, 2002 -
          $1,182,788                                                                   443,529               951,118
             Other                                                                      25,906                54,304

        Inventories                                                                  3,046,031             2,252,372

        Prepaid expenses and other                                                     140,719                77,630
                                                                               ---------------       ---------------

               Total current assets                                                  4,149,141             3,577,796
                                                                               ---------------       ---------------

        Property and equipment, net                                                    520,919               403,921

        Goodwill                                                                     3,258,938             3,258,938

        Other                                                                          215,343                90,343
                                                                               ---------------       ---------------

                                                                                     3,995,200             3,753,202
                                                                               ---------------       ---------------

                                                                              $      8,144,341      $      7,330,998
                                                                               ===============       ===============

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

Liabilities and Stockholders' Equity

                                                                                   2003                  2002
                                                                            --------------------  --------------------
    Current Liabilities
        Accounts payable                                                      $      1,432,387      $        818,366

        Accrued salaries and commissions                                               151,984               245,974

        Other accrued expenses                                                         316,368               183,155

        Current portion of long-term debt                                              285,900               462,970

        Current portion of capital lease obligations                                    49,200                27,447
                                                                               ---------------       ---------------

               Total current liabilities                                             2,235,839             1,737,912
                                                                               ---------------       ---------------

    Capital lease obligation, less current portion                                      97,134                34,712

    Long-term debt, less current portion                                                72,620               121,193

    Notes payable to stockholders                                                    1,803,010             1,645,703
                                                                               ---------------       ---------------

               Total liabilities                                                     4,208,603             3,539,520
                                                                               ---------------       ---------------

    Stockholders' Equity

        Preferred stock, $.001 par value; authorized 10,000,000 shares;
          none issued                                                                        -                     -

        Common stock, $.001 par value; 50,000,000 authorized, issued
          11,270,693 shares                                                             11,271                10,433

        Additional paid-in capital                                                   7,272,369             5,976,542

        Accumulated deficit                                                         (3,347,902)           (2,195,497)
                                                                               ----------------      ----------------

               Total stockholders' equity                                            3,935,738             3,791,478
                                                                               ---------------       ---------------

                                                                              $      8,144,341      $      7,330,998
                                                                               ===============       ===============

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                        Consolidated Statements of Income
                       Years Ended June 30, 2003 and 2002

                                                                                   2003                  2002
                                                                            --------------------  --------------------

    Net Sales                                                                     $  15,404,514         $  14,081,833

    Cost of Goods Sold                                                                 9,614,317             9,140,368
                                                                            --------------------  --------------------

    Gross Profit                                                                        5,790,197            4,941,465
                                                                            --------------------- --------------------

    Operating Expenses
        Selling, general and administrative                                             6,027,234            5,682,428
        Stock compensation expense                                                         37,500              753,893
        Depreciation and amortization                                                     214,955              125,433
                                                                            --------------------- ---------------------

                                                                                       6,279,689             6,561,754
                                                                            --------------------  --------------------

    Operating Loss                                                                     (489,492)          (1,620,289)
                                                                            --------------------  -------------------

    Other Income (Expense)
        Interest income                                                                   3,826                 4,573
        Interest expense                                                               (250,749)             (204,778)
        Amortization of debt discount                                                  (463,625)             (125,000)
        Other                                                                             47,635              (38,648)
                                                                            ------------------------------------------

                                                                                        (662,913)           (363,853)
                                                                            --------------------- -------------------

    Loss Before Income Taxes                                                        (1,152,405)          (1,984,142)
                                                                            -------------------   ------------------

    Provision for Income Taxes                                                                -                 32,700
                                                                            -------------------   --------------------

    Net Loss                                                                     $  (1,152,405)         $ (2,016,842)
                                                                                 --------------         -------------

    Basic and Diluted Loss Per Share                                               $     (0.11)           $    (0.20)
                                                                                   ============           ===========

    Basic and Diluted Weighted-Average Shares Outstanding                            10,913,004           10,306,274
                                                                            ===================   ==================

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2003 and 2002

                                      Common Stock              Additional         Accumulated
                                 Shares        Par Value      Paid-in Capital        Deficit                  Total
                                 ------        ---------      ---------------        -------                  -----

Balance, June 30, 2001            10,000,000        $10,000         $3,214,761          $(178,655)         $3,046,106

Issuance of common stock in
   connection with the
   acquisition of Faith
   Walk Designs, Inc.                161,443            162            509,838                   -            510,000
Issuance of stock warrants                 -              -            124,000                   -            124,000
Allocation of proceeds from
   issuance of convertible
   note payable to warrants
   and beneficial conversion               -              -            750,000                   -            750,000
Compensation related to
   issuance of stock
   options to a non-employee               -              -             45,000                   -             45,000
Net proceeds from sale of
   common stock, net of
   offering costs $10,679            270,000            270            624,051                   -            624,321
Issuance of common stock
   for services                        1,331              1              2,999                   -              3,000
Stock compensation expense
   related to stock options
   issued under Equity
   Incentive Plan                          -              -            705,893                   -            705,893
Net loss                                   -              -                  -         (2,016,842)        (2,016,842)
                                    ---------         ---------        --------        -----------        -----------

Balance, June 30, 2002            10,432,774        $10,433         $5,976,542        $(2,195,497)         $3,791,478

Stock compensation expense
   related to stock options
   issued under Equity
   Incentive Plan                          -              -             32,500                   -             32,500
Compensatory issuance of
   common stock                       34,348             35             51,838                   -             51,873
Net proceeds from issuance
   of common stock                   803,571            803            898,989                   -            899,792
Discount recorded on
   amended convertible term
   note                                    -              -            312,500                   -            312,500
Net loss                                   -                                           (1,152,405)        (1,152,405)
                                  ----------        -------         ----------         -----------        -----------

Balances, June 30, 2003           11,270,693        $11,271         $7,272,369       $ (3,347,902)         $3,935,738
                                  ==========        =======         ==========       =============         ==========

See Notes to Consolidated Financial Statement

                                 Decorize, Inc.
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2003 and 2002

                                                                              2003            2002
                                                                            ---------    -----------
    Operating Activities
        Net income (loss)                                                 $(1,152,405)   $(2,016,842)
        Items not requiring (providing) cash
           Deferred income taxes                                                 --           32,700
           Depreciation and amortization                                      214,955        125,433
           Compensatory issuance of common stock and stock options             84,373        753,893
           Amortization of debt discount included in interest expense         463,625        125,000
           Loss (gain) on disposal of property and equipment                      991         (1,266)
        Changes in
           Trade accounts receivable                                         (248,542)     1,091,465
           Due from factor                                                   (194,872)    (1,730,802)
           Inventories                                                       (793,659)      (305,303)
           Prepaid expenses and other current assets                          (78,629)        30,615
           Accounts payable                                                   614,021        174,617
           Accrued expenses and other                                          39,223       (174,194)
                                                                          -----------    -----------
               Net cash used in operating activities                       (1,050,919)    (1,894,684)
                                                                          -----------    -----------

    Investing Activities
        Purchase of property and equipment                                   (166,209)      (129,534)
        Proceeds from disposal of property and equipment                        7,305         14,197
        Acquisition of Faith Walk Designs, Inc., net of cash acquired
                                                                                         -----------
                                                                                 --         (295,812)
                                                                          -----------    -----------
               Net cash used in investing activities                         (158,904)      (411,149)
                                                                          -----------    -----------

    Financing Activities
        Principal payments on long-term debt                                  (87,997)      (338,507)
        Proceeds from issuance of long-term debt                                 --          933,391
        Principal payments of stockholders' notes payable                    (131,463)       (51,505)
        Proceeds from issuance of stockholders' notes payable                    --          162,167
        Principal payments on capital lease obligations                       (40,154)       (17,514)
        Issuance of common stock, net of related expenses                     899,792        624,321
        Proceeds from issuance of common stock warrants                          --           44,000
        Payment of costs of ongoing stock registration                       (159,172)          --
        Advances from factor, net                                             702,461      1,008,372
                                                                          -----------    -----------
               Net cash provided by financing activities                    1,183,467      2,364,725
                                                                          -----------    -----------

    Increase (Decrease) in Cash and Cash Equivalents                          (26,356)        58,892

    Cash and Cash Equivalents, Beginning of Year                              148,072         89,180
                                                                          -----------    -----------

    Cash and Cash Equivalents, End of Year                                $   121,716    $   148,072
                                                                          ===========    ===========

    Supplemental Cash Flows Information
        Interest paid                                                     $   210,019    $   178,402
        Common stock warrants issued in connection with note payable      $   113,126    $   276,515
        Beneficial conversion option associated with note payable         $   199,374    $   473,485
        Promissory note issued to stockholder in exchange for repayment
          of note payable                                                 $   288,607           --
        Capital lease obligations incurred for property and equipment     $   124,328    $    60,173

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

Note     1: Nature of Operations and Summary of Significant Accounting Policies

    Nature of Operations

         Decorize, Inc. (Decorize) and its subsidiaries, collectively (the
         "Company"), is a manufacturer and wholesaler of imported home furnishings and home accent items. Products are sold primarily to retailers in the United States.

    Principles of Consolidation

         The consolidated financial statements include the accounts of Decorize,
         Inc. and its wholly owned subsidiaries, GuildMaster, Inc. and Faith
         Walk Designs, Inc. ("Faith Walk"). The results of operations of Faith
         Walk Designs, Inc. have been included in the consolidated financial statements from the effective date of the acquisition transaction (see
         Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2003 and 2002, cash equivalents consisted primarily of certificates of deposit.

    Accounts Receivable

        Accounts receivable are stated at the amount billed to customers. The
        Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due
        30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision (credit) for bad debts was
        ($79,355) and $178,402 for the years ended June 30, 2003 and 2002, respectively.

        The Company has established relationships with several major customers.
        Sales to one customer accounted for 29.5% and 19.9% of total sales for the years ended June 30, 2003 and 2002, respectively. Sales for 2003 to another customer accounted for an additional 14.7% of total sales. The
        Company grants credit to customers who meet the Company's
        pre-established credit requirements and generally does not require collateral to secure payment of accounts receivable.

    Due From Factor

        Decorize and its subsidiaries regularly sell the majority of their accounts on a pre-approved, non-recourse basis under global factoring agreements. Accounts receivable sold are subject to pre-approval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire the disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the consolidated balance sheet.
        Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to the Company at the factor's option. At
        June 30, 2003, the Company was not in compliance with certain financial restrictions of its factoring agreements. The factor has waived compliance with those restrictions at June 30, 2003.

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

    Inventory Pricing

        Inventories consist primarily of finished and unfinished home furnishings and accessories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO)
        method and includes the cost of ocean freight and docking fees.

    Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset.
        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. As required by
        Statement of Position 98-1, Accounting for Costs of Computer Software
        Developed or Obtained for Internal Use, the Company capitalized $167,088 related to computer software developed or obtained for internal use in
        2002. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

                                                                                  Balance at          Balance at
                         Category                         Estimated Life        June 30, 2003       June 30, 2002
                                                                                -------------       -------------

           Automobiles                                          5 years        $         36,198    $         14,718
           Warehouse and production equipment                  5-7 years                 63,682              62,939
           Computer software                                    3 years                 167,088             167,088
           Office and computer equipment                       3-7 years                481,335             241,323
           Leasehold improvements                             Lease term                 77,521              71,606
                                                                                ---------------     ---------------

           Total                                                                        825,824             557,674
           Less accumulated depreciation                                                304,905             153,753
                                                                                ---------------     ---------------

           Property and equipment, net                                         $        520,919    $        403,921
                                                                                ===============     ===============

   Impairment of Long-lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2003 and 2002.

    Goodwill

        Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible
        Assets (SFAS No. 142), which was issued by the Financial Accounting
        Standards Board (FASB) in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.
        The Company has not recorded a charge as a result of the required impairment tests in 2003 and 2002, nor was amortization of goodwill required in any prior period.

Income Taxes

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

         assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

    Revenue Recognition

         Revenue from the sale of the Company's products is recognized as products are delivered to customers. Any customer deposits relate to amounts received in advance from customers for unshipped orders.

    Advertising Costs

         The Company expenses advertising costs as they are incurred.
         Advertising expense for the years ended June 30, 2003 and 2002, was
         $38,161 and $349,086, respectively.

    Loss Per Share

         Basic and diluted loss per share are computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be anti-dilutive.

    Stock-based Compensation

         At June 30, 2003 and 2002, the Company had a stock-based employee compensation plan, as more fully described in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and
         related Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based
         Compensation, to stock-based employee compensation.

                                                                         Year Ended June 30
                                                               2003                             2002
                                                   ------------------------------ ---------------------------------

            Net loss, as reported                        $        (1,152,405)           $        (2,016,842)
            Add stock-based employee
              compensation expense included in
              reported net income, net of  tax
              effects                                                 37,500                        734,390
            Less total stock-based employee
              compensation expense determined
              under the fair value based method                     (454,730)                    (1,254,590)
                                                          ------------------             ------------------

            Pro forma net loss                           $        (1,569,635)           $        (2,537,042)
                                                          ==================             ==================

            Loss per share

            Basic - as reported                          $             (0.11)           $             (0.20)
                                                          ==================             ==================

            Basic - pro forma                            $             (0.14)           $             (0.25)
                                                          ==================             ==================

            Diluted - as reported                        $             (0.11)           $             (0.20)
                                                          ==================             ==================

            Diluted - pro forma                          $             (0.14)           $             (0.25)

                                                          ==================             ==================

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

         The Company adopted Financial Accounting Standards Board Interpretation
         No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock
         Compensation, an Interpretation of APB No. 25, effective July 1, 2000.
         In accordance with FIN 44, when an award is modified to accelerate vesting, a new measurement date results (see Note 9).

    Financial Instruments

         The carrying amounts of the Company's financial instruments, which consist principally of cash, accounts receivable, accounts payable and notes payable; approximate fair value.

    Recent Accounting Standards

         In August 2001, the FASB issued SFAS No. 144, Accounting for the
         Impairment or Disposal of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. Adoption of SFAS No. 144 had no impact on the
         Company's consolidated results of operations or financial position.

         The Company also adopted SFAS No. 148, Accounting for Stock-Based
         Compensation-Transition and Disclosure, in 2002. This standard amends the disclosure requirements of SFAS No. 123, requiring additional disclosures about stock-based compensation in the Company's financial statements. The adoption of SFAS No. 148 had no significant impact on the Company's results of operations or financial position.

Note 2:  Acquisition of Faith Walk Designs, Inc.

         On July 31, 2001, Faith Walk Designs, Inc. was merged with and into
         Step of Faith, Inc., a wholly owned subsidiary of Decorize, Inc. Step of Faith, Inc. then changed its name to Faith Walk Designs, Inc. Faith
         Walk has historically sourced its products in unpainted form from
         United States suppliers and added design finishing to them in Faith
         Walk's Houston, Texas manufacturing facility. However, under the
         Company's "direct ship" strategy, Faith Walk is creating designs and then sourcing finished products from the Company's suppliers in the far east and phasing out its domestic manufacturing operations.

         The purchase price was comprised of a 6.75% promissory note due July
         31, 2003 in the principal amount of $215,744, cash of $295,812 and
         161,443 shares in Decorize, Inc. common stock (valued at $510,000.) The acquisition was accounted for as a purchase, and the results of operations of Faith Walk Designs, Inc. have been included in the consolidated results of the Company since the acquisition date. The total cost of this acquisition, which was based on fair values of the net assets acquired is as follows:

           Accounts receivable                           $        327,467
           Inventories                                            514,679
           Prepaid expenses and other                              13,156
           Property and equipment                                  70,945
           Goodwill                                             1,132,989
           Accounts payable                                      (463,303)
           Accrued expenses                                        (5,709)
           Other liabilities                                      (81,492)
           Debt                                                  (487,177)
                                                          ---------------

           Total cost of net assets acquired             $      1,021,555
                                                          ===============

         Pro forma results for the year ended June 30, 2002, would not be materially different from the actual results of operations due to the date of the Faith Walk acquisition, and are therefore not presented.

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

Note 3:  Inventories
                                                                 2003                  2002
                                                            ------------------  --------------------

           Raw materials                                    $        346,869      $        556,858
           Work-in-process                                            33,273                 4,289
           Finished units                                          2,665,889             1,691,225
                                                             ---------------       ---------------

                                                            $      3,046,031      $      2,252,372
                                                             ===============       ===============

Note 4:  Debt

                                                                 2003                  2002
                                                            ------------------  --------------------

           Note payable, bank (A)                           $        103,557      $        132,499
           Convertible note payable, net of discount (B)             254,963               125,000
           Note payable, bank (C)                                         --               176,648
           Note payable, bank (D)                                         --               150,016
                                                             ---------------       ---------------
                                                                     358,520               584,163
           Less current maturities                                   285,900               462,970
                                                             ---------------       ---------------

                                                            $         72,620      $        121,193
                                                             ===============       ===============

         (A)      Note payable to bank in monthly installments of $3,201,
                  including interest at the bank's prime rate plus 1% (5.00% at
                  June 30, 2003), through June 2007, secured by inventories and accounts receivable.

         (B)      The Company entered into a securities purchase agreement on
                  February 26, 2002 with NestUSA. Under this agreement the
                  Company issued a convertible term note in the amount of
                  $750,000 and warrants to purchase an aggregate of 300,000
                  shares of common stock. The note accrues interest at 6% and requires equal monthly installments of principal and interest of $68,423 to be paid on the last day of each calendar month beginning on March 31, 2003, through February 2004. Within one year the holder of this note may convert all or any portion of the outstanding balance of this note, including accrued but unpaid interest, into shares of common stock. The price at which the note is convertible is $2.50 per share. The warrants have an exercise price of $3.00 per share. If the Company does not obtain certain financing by December 31, 2002, the warrant exercise price will be reduced to $1.50 per share. The
                  warrants are exercisable until February 26, 2005.

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

                  On January 1, 2003, the $750,000 convertible term note was changed by the issuance of an amended and restated convertible term note. The amended and restated note created new payment terms, extended the conversion option through December 31,
                  2003, and required issuance of three year warrants for an
                  additional 216,000 shares of the Company's common stock at an exercise price of $2.80 per share that expire February 26,
                  2005. Interest accrues at the initial rate of 6.00% per annum, accrued and compounded annually. Principal and interest are payable monthly in the amount of $17,500 commencing on January
                  31, 2003, continuing until January 31, 2004, when the monthly payments increase to $53,351 through December 31, 2004, at which time the note is to be fully paid. In April 2003, the note holder agreed to defer $5,000 of the monthly payments of principal for April,

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

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
                  The aggregate discount on the convertible note as of January
                  1, 2003, was equal to its $750,000 face value. This discount is being amortized to interest expense over the revised note term using the interest method. During the years ended June
                  30, 2003 and 2002, $463,625 and $125,000 was charged to
                  interest expense relating to the amortization of discounts on this convertible note.

         (C)      Note payable to bank in monthly installments of $1,111 plus interest, at the bank's prime rate plus 1.25%, through
                  September 2002, secured by substantially all assets. This note was repaid in full by a stockholder on behalf of the Company during 2003.

         (D)      Note payable to bank in monthly installments of $10,000, plus interest at the bank's prime rate plus 1%, through September
                  2002, secured by substantially all assets. This note was
                  repaid in full by a stockholder on behalf of the Company
                  during 2003

       The aggregate annual maturities of long-term debt at June 30, 2003, are as follows:

                                                                            Aggregate Principal
                                  Year Ended June 30                            Maturities
           --------------------------------------------------------------------------------------

                 2004                                                         $        444,798
                 2005                                                                  387,597
                                                                               ---------------

                 Total aggregate principal payments                                    832,395

                 Less current portion                                                  285,900
                 Less unamortized portion of debt discount                             473,875
                                                                               ---------------

                 Long-term debt                                               $         72,620
                                                                               ===============

        Notes payable to stockholders at June 30, 2003, consists of the following unsecured notes:

                                                               2003                  2002
                                                        --------------------  --------------------

           Note payable (E)                               $        925,000      $        925,000
           Note payable (E)                                        375,000               375,000
           Note payable (F)                                        214,240               214,240
           Note payable (G)                                        288,770                    --
           Note payable (H)                                             --               131,463
                                                           ---------------       ---------------

                                                          $      1,803,010      $      1,645,703
                                                           ===============       ===============

        (E)    Stockholder notes payable, interest at prime plus 1%, due at maturity, July 31, 2004.

        (F)    Stockholder note payable, interest at 6.75% due at maturity, July
               31, 2004.

        (G)    Stockholder note payable bearing interest at 5.75%, due October
               25, 2005. This note was issued in exchange for the stockholder's payment of two notes payable to bank (see (C) and (D) above.

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

        (H)    Stockholder note payable, interest at prime, due at maturity,
               July 31, 2004. This note was repaid in full during 2003.

        The prime rate of interest at June 30, 2003 was 4.00%.

        A bank loan agreement requires the Company to maintain certain covenants, the more important of which restricts the purchase of its stock and payment of dividends.

Note 5:  Leases

        The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through April 2008 and certain leases contain renewal options.

        The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease, and lease amortization is included in depreciation expense. Property and equipment included
        $214,998 and $87,970 of assets under capital lease less $4,675 and
        $19,008 of accumulated depreciation at June 30, 2003 and 2002, respectively.

        Future minimum payments for noncancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 2003, are as follows:

                                                                   Operating           Capital
                                                                    Leases              Leases
                                                               ---------------------------------------

           2004                                                 $        360,653   $         71,298
           2005                                                          340,424             57,980
           2006                                                          309,505             38,117
           2007                                                          251,511             14,118
           2008 and beyond                                               256,468              5,911
                                                                 ---------------    ---------------

                                                                $      1,518,561            187,424
                                                                 ===============

           Less amount representing interest                                                 41,090
                                                                                    ---------------

           Present value of future minimum lease payments                                   146,334

           Less current portion                                                              49,200
                                                                                    ---------------

                                                                                   $         97,134

        Total rent expense incurred under operating leases amounted to $474,450 and $365,227 for the year ended June 30, 2003 and 2002, respectively.

Note 6:  Stockholders' Equity

        On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. The warrants were exercisable for $2.00 per share. During 2002, 30,000 warrants were exercised for consideration of $60,000. The remaining 470,000 warrants expired June 30, 2003.

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

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

        common stock and one five-year warrant to purchase one share of our common stock for $4.00 per share. The minimum purchase was 20,000 Units for $50,000. On February 28, 2002 the Company closed the private placement subscriptions for 220,000 Units at a total selling price of
        $525,000.

        Also during fiscal 2002, the Company issued 20,000 shares of common stock for aggregate proceeds of $50,000.

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
        During 2003, the Company has deferred $159,172 of costs related to this registration, which are included in other assets on the consolidated balance sheet. These costs will offset additional paid-in capital when the registration becomes effective, or will be charged to expense in the event that the registration is abandoned.

        In December 2002, the Company completed a private placement of 785,714 shares of common stock, and warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share.
        Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The private placement was completed in two separate closings on November 19,
        2002 and December 2, 2002. The aggregate purchase price for the common stock and the warrants was $1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the
        Company paid $60,000 and issued 17,857 shares of common stock, together with warrants for an aggregate of 171,428 shares of common stock, as brokerage fees, to parties acting on the Company's behalf in such placement. The warrants are exercisable at $1.40 per share for 42,857 shares, at $2.80 per share for 42,857 shares, at $1.68 per share for
        42,857 shares and at $3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

Note 7:  Income Taxes

        The provision for income taxes includes these components:

                                                                                   2003                  2002
                                                                            --------------------  --------------------

           Taxes currently payable                                            $             --      $             --
           Deferred income taxes                                                            --                32,700
                                                                               ---------------       ---------------

                  Income tax expense                                          $              0      $         32,700
                                                                               ===============       ===============

        A reconciliation of income tax expense at the statutory rate to the
        Company's actual income tax expense is shown below:

                                                                                   2003                  2002
                                                                            --------------------  --------------------

           Computed at the statutory rate (34%)                               $       (391,206)     $       (674,608)
           Increase (decrease) resulting from
               Nondeductible expenses                                                   23,646               258,648
               State income taxes                                                      (42,810)              (48,447)
               Changes in the deferred tax asset valuation allowance                   416,912               520,700
               Other                                                                    (6,542)              (23,593)
                                                                               ---------------       ---------------

                  Actual tax expense                                          $              0      $         32,700
                                                                               ===============       ===============

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                   2003                  2002
                                                                            --------------------  --------------------
           Deferred tax assets
               Allowance for doubtful accounts                                $        109,261      $         81,760
               Accrued compensated absences                                             20,154                20,154
               Inventories                                                              48,703                49,102
               Capital lease obligations                                                13,305                22,121
               Net operating loss carryforwards                                        822,880               403,615
               Charitable contribution carryforwards and other                           7,671                 1,095
                                                                               ---------------       ---------------
                                                                                     1,021,974               577,847
                                                                               ---------------       ---------------
           Deferred tax liabilities
               Property and equipment                                                  (54,261)              (39,562)
               Prepaid expenses                                                        (30,101)              (17,585)
                                                                               ----------------      ---------------
                                                                                       (84,362)              (57,147)
                                                                               ---------------       ---------------

                  Net deferred tax asset before valuation allowance                    937,612               520,700
                                                                               ---------------       ---------------

           Valuation allowance
               Beginning balance                                                      (520,700)                   --
               (Increase) decrease during the period                                  (416,912)             (520,700)
                                                                               ---------------       ---------------

               Ending balance                                                         (937,612)             (520,700)
                                                                               ---------------       ---------------

                  Net deferred tax asset                                      $              0      $              0
                                                                               ===============       ===============

        For the years ended June 30, 2003 and 2002, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30,
        2003 and 2002, the Company had approximately $2,160,000 and $1,060,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2023, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

Note 8:  Profit-sharing Plan

    Profit-sharing Plan

        The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company's contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2003 or 2002.

Note 9:  Employee Stock Plans

    Stock Option Plan

        The Company has elected to follow APB Opinion No. 25, Accounting for
        Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided under SFAS No. 123.

        The Company has a stock options plan (1999 Equity Incentive Plan)
        providing for incentive and nonqualified stock options up to which
        3,000,000 shares of common stock are available to issuance to employees, officers, directors, and consultants. Options granted under this plan may expire as much as 10 years from the date of the grant at prices determined by the Board of Directors.

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002
        A summary of the Company's stock option activity and related information for the years ended June 30, 2003 and 2002 is presented below:

                                                             2003                                   2002
                                                                 Weighted Average                       Weighted Average
                                                   Shares         Exercise Price         Shares          Exercise Price
                                            -------------------------------------------------------------------------------

       Outstanding, beginning of year                  784,998         $ 1.97                 344,823      $  .99
           Granted                                     441,300           2.31                 454,700        2.73
           Exercised                                        --           --                        --        --
           Forfeited                                  (347,692)          2.01                 (14,525)       2.26
                                               ---------------                        ---------------

       Outstanding, end of year                        878,606           2.13                 784,998        1.97
                                               ===============                        ===============

       Options exercisable, end of year                476,637           1.86                 547,675        1.68

        The fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                   2003                  2002
                                                                            --------------------  --------------------

           Dividend per share                                                 $       --          $          --
           Risk-free interest rate                                                  4.3%                4.4% to 6%
           Weighted average expected life of options                        4 to 5 years              5 to 7 years
           Expected volatility of the Company's common stock market
              price                                                               1.0084            0.516 to 0.463

           Weighted average fair value of options granted during the
              year                                                                 $1.82                     $1.58

        The following table summarizes information about stock options under the plan outstanding at June 30, 2003:

                                                     Options Outstanding                    Options Exercisable
                                             Weighted-Average
   Range of Exercise      Number          Remaining Contractual    Weighted Average      Number     Weighted Average
        Prices         Outstanding                 Life             Exercise Price    Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------------------

    $0.80 to $1.80           245,356            3.1 years               $0.93          223,354            $0.90
    $2.60 to $2.70           608,250            5.2 years               $2.53          228,283            $2.56
    $3.95 to $4.20            25,000            2.6 years               $4.00          25,000             $4.00

        The Company granted stock options to certain executives, employees and directors on various dates during 2003 and 2002. The exercise price of these options granted is equal to the market price on the date of the grant. There is no recorded expense related to grants of these options.

        On January 16, 2002, the Company granted options to an executive with an exercise price below the market price on the date of the grant. The
        Company has recorded $87,500 of stock compensation expense related to these options in fiscal 2002.

        On October 3, 2001, the Board of Directors approved the acceleration of vesting of 339,498 options granted June 29, 2001, held by certain current employees, including officers of the Company. These options have a 7-year life and originally vested on certain performance requirements being met. With the Board approval

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

        these options became fully vested as of June 29, 2002. Other than the changes in the vesting period, there was no other change in the terms of the original options as granted.

        FIN 44 requires, among other things, that stock options, which have been modified after December 15, 1998, to accelerate vesting, be accounted for with a new measurement date. Compensation is measured based on the award's intrinsic value at the date of modification and expenses over the new expected vesting period. As a result of the application of FIN
        44, the Company recorded a non-cash stock compensation expense of
        $618,394 in fiscal 2002. For 2003 and future periods, the Company will not have to record any additional stock compensation related to these options as they became fully vested on June 29, 2002.

        In 2002, the Company issued a warrant to purchase 150,000 shares of its common stock to an outside consultant for services rendered. The warrant has an exercise price of $3.00 per share and expires in November 2004.

Note 10:   Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

    General Litigation

        The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

    Major Supplier

        The Company purchases approximately 37% of its principal products from one supplier. There are a limited number of suppliers for these products.

Note 11:   Employment Agreements

        As part of the GuildMaster, Inc. merger, employment agreements were entered into with two officers of the Company. The agreements are effective through June 2004 and prohibit the officers from competing against the corporation for two years after voluntarily terminating employment. One of the officers voluntarily ended his employment subsequent to June 30, 2003 (see Note 13.)

        In connection with the acquisition of Faith Walk (see Note 2) the
        Company entered into an employment agreement with a former officer of
        Faith Walk, dated July 31, 2001, with a term of four years which includes a two-year covenant-not-to-compete clause in the event that the officer voluntarily terminates employment. Bonuses, if any, are to be paid at the sole discretion of the Board of Directors.

Note 12:   Future Liquidity Needs

        The Company has incurred losses and recurring negative cash flows since formation. Management is considering several alternatives for mitigating these conditions during the next year. These include establishing and expanding relationships with key customers, selective reductions of operating overhead and seeking additional sources of equity and debt financing. On September 24, 2003, the Company received a commitment for an unsecured line of credit with maximum borrowings of $800,000, bearing interest at prime plus 1.25% and maturing September 30, 2004, from an officer of the Company and his wife.

Note 13:   Subsequent Events

        On July 9, 2003, the Company established a $150,000 90-day bank line of credit personally guaranteed by an officer of the Company.

                                 Decorize, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

         On July 17, 2003, a promissory note for $150,000 bearing interest at prime, due October 11, 2003 was issued to an officer of the Company in exchange for a loan of $150,000 cash from the officer.

         An officer voluntarily ended his employment with the Company effective
         August 25, 2003. The Company has agreed to pay severance benefits to the officer consisting of cash of approximately $39,000 to be paid between September 1, 2003, and July 31, 2004, and 65,000 shares of common stock to be issued March 1, 2004.

Item 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

         The information required by this Item 8 has been previously filed by the registrant in its Current Report on Form 8-K filed January 6, 2003, and its Current Report on Form 8-K filed April 12, 2002.

Item 8A.  CONTROLS AND PROCEDURES.

         Pursuant to SEC Release No. 33-8183 (as corrected by Release No.
         33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on form 10-KSB for the first fiscal year ending after December 15, 2003.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 9 is incorporated by reference to the disclosure under the caption "Directors and Executive Officers" in our proxy statement for the Annual Meeting of Stockholders to be held on November 17, 2003.

Item 10.  EXECUTIVE COMPENSATION

         The information required by this Item 10 is incorporated by reference to the disclosure under the captions "Executive Compensation" and
         "Report of the Compensation Committee" in our proxy statement for the
         Annual Meeting of Stockholders to be held on November 17, 2003.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item 11 is incorporated by reference to the disclosure under the caption "Beneficial Ownership of Common
           Stock" in our proxy statement for the Annual Meeting of Stockholders to be held on November 17, 2003.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item 12 is incorporated by reference to the disclosure under the caption "Certain Relationships and
           Related Transactions" in our proxy statement for the Annual Meeting of Stockholders to be held on November 17, 2003.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.

         (b)      Reports on Form 8-K

                  None.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         BKD, LLP Certified Public Accountants audited the Company's consolidated financial statements as of June 30, 2003 and 2002. Previously, the
June 30, 2002 consolidated financial statements were audited by Ernst &

                                       20

         Young, LLP. Decorize's consolidated financial statements as of June
30, 2001 were audited by Kirkpatrick, Phillips & Miller, P.C..

Audit Fees

         The aggregate fees billed during the year ended June 30, 2003 by BKD,
LLP for professional services rendered in connection with the audits of the
Company's June 30, 2003 and 2002 consolidated financial statements were $6,755.
Ernst & Young, LLP billed Decorize $107,965 in connection with their audit of the June 30, 2002 financial statements during 2003, and $15,959 during 2002.
Kirkpatrick, Phillips & Miller P.C. billed Decorize $5,090 during 2003 and
$36,970 during 2002 for professional services rendered in connection with their audit of Decorize's financial statements as of June 30, 2001.

         Fees billed by BKD, LLP for reviews of Decorize's interim financial statements for inclusion with quarterly reports of Form 10QSB totaled $7,000 during 2003. Ernst & Young, LLP billed Decorize $15,700 during 2003 for their review of interim financial statements included with Form 10QSB.
Kirkpatrick, Phillips & Miller P.C. billed Decorize $1,555 during 2003 and
$15,715 during 2002 for reviews relating interim financial statements included in quarterly reports of Form 10-QSB.

         For professional services rendered in connection with various registration statements Decorize incurred fees during 2003 from BKD, LLP totaling $38,765, Ernst & Young, LLP billed fees of $46,300 and Kirkpatrick,
Phillips & Miller P.C. charged $23,290. No registration-related accounting fees were recorded for 2002.

Audit-Related Fees

         During the fiscal year-ended June 30, 2003, Decorize incurred professional fees for other audit-related assurance services from BKD, LLP totaling $2,155. No such fees were recorded in 2002.

Tax Fees

         Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $23,485 for the fiscal year ended June 30, 2003. Ernst & Young, LLP billed Decorize $4,585 for such services during 2003. For 2002, total tax-related fees paid to Kirkpatrick,
Phillips and Miller P.C., were $8,830.

Other Fees

         Decorize did not pay for any other professional accounting services during the fiscal year ended June 30, 2003. During 2002, Decorize was billed
$3,945 for general financial consulting by Kirkpatrick, Phillips & Miller, P.C..

Audit Committee

         The audit committee approves all audit, tax and other consulting services to be rendered by outside accountants prior to the work being performed, and evaluates the impact that provision of such services has upon the independence of Decorize's auditors.

                                       21

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DECORIZE, INC.

Date:   September 26, 2003              By: /s/ James K. Parsons
                                           -----------------------------------------------------
                                                 James K. Parsons
                                                 Chief Executive Officer and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2003.

           Name                                                        Title
           ----                                                        -----

/s/ James K. Parsons
-----------------------------------
James K. Parsons                                           President and Chief Executive Officer (principal
                                                           executive officer)

/s/ Alex Budzinsky
-----------------------------------
Alex Budzinsky                                             Executive Vice President and Chief Financial
                                                           Officer

/s/ Brent Olson
-----------------------------------
Brent Olson                                                Vice President, Finance (principal accounting
                                                           officer)

/s/ Kevin Bohren
-----------------------------------
Kevin Bohren                                               Chairman of the Board

/s/ John E. Bagalay, Jr.
-----------------------------------
John E. Bagalay, Jr.                                       Director

/s/ Fabian Garcia
-----------------------------------
Fabian Garcia                                              Director

/s/ J. Michael Sandel
-----------------------------------
J. Michael Sandel                                          Director and Vice President

/s/ John T. Baker
-----------------------------------
Jon T. Baker                                               Director

/s/ Timothy M. Dorgan
-----------------------------------
Timothy M. Dorgan                                          Director

                                       22

                              DECORIZE CORPORATION
                                Index to Exhibits
                                  (Item 14(a))

Exhibit
Number                                               Description
------                                               -----------

2.1      Agreement and Plan of Merger between Decorate, Inc. and decorize.com, L.L.C., dated June 18, 2001. (1)
2.2      Agreement and Plan of Merger by and among JB Express, Inc., GuildMaster, Inc., James K. Parsons, Ellen
         L. Parsons and Jon T. Baker, dated June 18, 2001. (1)
2.3      Securities Exchange Agreement between Guidelocator.com, Inc. and the shareholders of Decorate, Inc., dated June 29, 2001. (2)
2.4      Certificate of Merger issued by the State of Delaware for the merger of Guidelocator.com with and into
         Decorize, Inc., dated July 5, 2001. (2)
2.5      Articles of Merger issued by the State of Texas for the merger of Guidelocator.com with and into
         Decorize, Inc., dated July 6, 2001. (2)
2.6      Agreement and Plan of Merger by and among Decorize, Inc., Step of Faith, Inc., Faith Walk Designs, Inc.,
         John Michael Sandel and Kitty Sandel, dated July 31, 2001. (3)
2.7      Letter Agreement between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001. (3)
2.8      Letter Agreement #2 between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001.(3)
2.9      Certificate of Ownership and Merger issued by the State of Delaware for the merger of Decorate, Inc.
         with and into Decorize, Inc., dated July 27, 2001. (1)
2.10     Articles of Merger issued by the State of Missouri for the merger of Decorate, Inc. with and into
         Decorize, Inc., dated August 6, 2001. (1)
4.1      Form of Decorize, Inc. Stock Certificate. (1)
4.2      Form of  Securities  Purchase  Agreement  between  Decorize,  Inc.  and the  Purchasers  set  forth on the signature pages thereto, together with all exhibits and schedules. (4)
4.3      Securities Purchase Agreement,  dated as of February 26, 2002, by and between Decorize,  Inc. and NestUSA,
         Inc., together with all exhibits and schedules. (5)
4.4      Subscription Agreement dated November 11, 2001, between Decorize, Inc. and Fabian Garcia. (6)
4.5      Form of  Securities  Purchase  Agreement  between  Decorize,  Inc.  and the  Purchasers  set  forth on the signature pages thereto, dated December 2, 2002, together with all exhibits and schedules. (7)
4.6      Securities Purchase Agreement between Decorize,  Inc. and Quest Capital Alliance,  L.L.C.,  dated November
         18, 2002, together with all exhibits and schedules. (7)
10.1     Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2     Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons. (1)
10.3     Employment Agreement between Decorate, Inc. and Jon T. Baker dated June 15, 2001. (1)
10.4     Employment Agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001. (1)
10.5     Separation Agreement between Decorize, Inc. and Jon T. Baker dated August 25, 2003. (12)
10.6     Promissory Note dated July 31, 2001 between Decorize, Inc. and John Michael Sandel and Kitty Sandel.(3)
10.7     Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001. (3)
10.8     Decorize, Inc. 1999 Stock Option Plan. (8)
10.9     Form of Employee Incentive Stock Option Notice and Agreement. (8)
10.10    Lease Agreement between C. R. Wehr, Jr. and GuildMaster, Inc. dated December 1, 1996 for land and commercial structure at 2655 North Airport Commerce Avenue, Springfield, Missouri. (1)
10.11    Lease dated June 23, 1997 between Phoenix Home Life Mutual Insurance Company and GuildMaster, Inc. for
         furniture showroom space in High Point, North Carolina. (1)
10.12    Sublease agreement dated June 9, 1998 between Southern Accessories Today, Inc. and GuildMaster, Inc. for
         showroom space in the Atlanta Merchandise Mart, Atlanta, Georgia. (1)
10.13    Note and security agreements by and among GuildMaster, Inc., Sac River Valley Bank and the U.S. Small
         Business Administration dated August 13, 1996. (1)
10.14    Lease Agreement between Faith Walk Designs, Inc. and Republic Leasing Company dated May 18, 1998.(1)
10.15    Equipment Lease between Faith Walk Designs, Inc. and Monex Leasing dated January 29, 1998. (1)
13.      2003 Annual Report to Stockholders. (11)

16.1     Letter from Kirkpatrick, Phillips & Miller, CPA's, P.C. (9)
16.2     Letter from Ernst & Young LLP. (10)
31(a)    Certification by James K. Parsons, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR
         240.15d - 14(a). (12)
31(b)    Certification by Alex Budzinsky, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a)
         or 17 CFR 240.15d - 14(a). (12)
32(a)    Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002. (12)
32(b)    Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002. (12)
99.1     Proxy Statement of Registrant. (13)
---------------------

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
(6)      Incorporated  by  reference to the exhibits to the Annual  Report on Form 10-KSB  filed by  Registrant  on
              October 2, 2002.
(7)      Incorporated  by  reference  to the  exhibits to the  Current  Report on Form 8-K filed by  Registrant  on
              December 6, 2002.
(8)           Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29,
              1999 (File no. 000-88083).
(9)      Incorporated  by  reference  to the  exhibits to the  Current  Report on Form 8-K filed by  Registrant  on
              April 12, 2002.
(10)     Incorporated  by  reference  to the  exhibits to the  Current  Report on Form 8-K filed by  Registrant  on
              January 6, 2003.
(11)          Portions filed herewith, to the extent indicated. (12) Filed herewith. (13) To be filed on or about October 20, 2003.