Form 10QSB
period 2003-09-30
DECORIZE INC
filed 2003-11-14
CIK 1095471

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
_____    EXCHANGE ACT OF 1934

                  For the quarterly period ended:   September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 10, 2003, there were
11,270,693 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [__] No [X]

================================================================================

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Independent Accountants' Report                                           3

     Consolidated Balance Sheet as of September 30, 2003                       4

     Consolidated Statements of Operations for the three months
     ended September 30, 2003 and September 30, 2002                           6

     Consolidated Statement of Changes in Stockholders' Equity
     for the three months ended September 30, 2003                             7

     Consolidated Statements of Cash Flows for the three months
     ended September 30, 2003 and September 30, 2002                           8

     Notes to the Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of                              12
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     16

                         Independent Accountants' Report

Audit Committee and Board of Directors
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying condensed consolidated balance sheet of
Decorize, Inc. as of September 30, 2003, and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the
United States of America.

                                   /s/BKD, LLP

November 4, 2003
Springfield, Missouri

                            DECORIZE, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2003 (Unaudited)

                                         ASSETS

Current assets:

      Cash and cash equivalents                                      $       65,287

      Receivables:
            Trade accounts receivable, net of allowance of $291,167         225,995
            Due from factor, net of advances of $2,539,238                  391,846
            Other                                                            12,389

      Inventory                                                           2,697,722

      Prepaid expenses and other                                            119,162
                                                                    ---------------

            Total current assets                                          3,512,401
                                                                    ---------------

Property and equipment, net                                                 498,747

Goodwill                                                                  3,258,938

Other assets                                                                236,176
                                                                    ---------------

                                                                          3,993,861
                                                                    ---------------

Total assets                                                        $     7,506,262
                                                                    ===============

         See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                         SEPTEMBER 30, 2003 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                             $     1,335,527

       Accrued salaries and commissions                                     112,144

       Other accrued expenses                                               305,667

       Note payable, bank                                                   150,000

       Due to stockholder                                                   150,000

       Current portion of long-term debt                                    375,143

       Current portion of capital lease obligations                          56,200
                                                                    ---------------

                Total current liabilities                                 2,484,681
                                                                    ---------------

Capital lease obligations, less current portion                              76,202

Long-term debt, less current portion                                         64,690

Notes payable to stockholders                                             1,803,010
                                                                    ---------------

                Total liabilities                                         4,428,583
                                                                    ---------------

Stockholders' equity:

       Preferred stock, $.001 par value; 10,000,000
             authorized, none issued                                              -

       Common stock, $.001 par value; 50,000,000
             authorized, 11,270,693 shares outstanding                       11,271

       Additional paid-in capital                                         7,272,369

       Accumulated deficit                                              (4,205,961)
                                                                    ---------------

                Total stockholders' equity                                3,077,679
                                                                    ---------------

Total liabilities and stockholders' equity                          $     7,506,262
                                                                    ===============

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                 September 30, 2003        September 30, 2002
                                                     (Unaudited)              (Unaudited)

Sales                                                     $ 3,696,176               $ 5,215,314

Cost of sales                                               2,861,154                 3,275,414
                                                 --------------------      --------------------

Gross profit                                                  835,022                 1,939,900
                                                 --------------------      --------------------

Operating expenses:
     Selling, general and administrative                    1,432,743                 1,573,221
     Stock compensation                                             -                    15,000
     Depreciation and amortization                             60,769                    49,274
                                                 --------------------      --------------------
          Total operating expenses                          1,493,512                 1,637,495
                                                 --------------------      --------------------

Operating income (loss)                                     (658,490)                   302,405
                                                 --------------------      --------------------

Other income (expense):
     Interest income                                              380                       466
     Interest expense                                       (200,786)                 (164,703)
     Other                                                        837                    26,027
                                                 --------------------      --------------------
          Total other income (expense)                      (199,569)                 (138,210)
                                                 --------------------      --------------------

Net income (loss)                                          $(858,059)                 $ 164,195
                                                 ====================      ====================

Income (loss) per share:
     Basic:                                                 $  (0.07)                  $   0.02
                                                 ====================      ====================
     Diluted:                                               $  (0.07)                  $   0.02
                                                 ====================      ====================

Weighted-average common shares
     outstanding:
     Basic:                                                11,270,693                10,432,774
                                                 ====================      ====================
      Diluted:                                             11,270,693                10,698,628
                                                 ====================      ====================

        See accompanying notes to the consolidated financial statements.

                                             DECORIZE, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                       Common Stock               Additional        Accumulated
                                  Shares          Par Value     Paid-in Capital       Deficit           Total
                                ----------        ---------     ---------------     ------------     -----------

Balance, June 30, 2003          11,270,693        $  11,271     $     7,272,369     $(3,347,902)     $ 3,935,738

Net loss                                 -                -                   -        (858,059)       (858,059)
                                ----------        ---------     ---------------     ------------     -----------

Balance, September 30, 2003     11,270,693        $  11,271     $     7,272,369     $(4,205,961)     $ 3,077,679
                                ==========        =========     ===============     ============     ===========

                         See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                    September 30, 2003        September 30, 2002
                                                                    ------------------        ------------------
                                                                        (Unaudited)               (Unaudited)

Operating Activities:
Net income (loss)                                                         $  (858,059)                $  164,195
Items not requiring (providing) cash
     Depreciation and amortization                                              60,769                    49,275
     Compensatory issuance of common stock and stock options                         -                    15,000
     Amortization of debt discount included in interest expense                135,497                    93,750
Changes in
     Trade accounts receivable                                                 158,761                 (373,488)
     Due from factor                                                         (917,002)               (1,664,693)
     Inventories                                                               348,308                   226,395
     Prepaid expenses and other current assets                                  21,559                  (10,494)
     Accounts payable                                                         (96,860)                   370,222
     Accrued expenses and other                                               (51,930)                    29,927
                                                                     -----------------        ------------------

        Net cash used in operating activities                              (1,198,957)               (1,099,911)
                                                                     -----------------        ------------------

Investing Activities:
     Purchases of property and equipment                                      (25,761)                  (15,068)
                                                                     -----------------        ------------------
        Net cash used in investing activities                                 (25,761)                  (15,068)
                                                                     -----------------        ------------------

Financing Activities:

     Principal payments on long-term debt                                     (54,513)                  (47,721)
     Proceeds from issuance of stockholders' notes payable                     150,000                         -
     Principal payments on capital lease obligations                          (13,605)                   (6,492)
     Proceeds from issuance of short-term debt                                 150,000                         -
     Payment of costs of ongoing stock registration                           (32,278)                         -
     Advances from factor, net                                                 968,685                 1,149,139
                                                                    ------------------       -------------------
        Net cash provided by financing activities                            1,168,289                 1,094,926
                                                                    ------------------       -------------------

Increase (Decrease) in Cash and Cash Equivalents                              (56,429)                  (20,053)

Cash and Cash Equivalents, Beginning of Year                                   121,716                   148,072
                                                                    ------------------       -------------------

Cash and Cash Equivalents, End of Year                                       $  65,287               $   128,019
                                                                    ==================        ==================

        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  General

The  accompanying   unaudited  interim  consolidated   financial  statements  of
Decorize,  Inc. (the  "Company")  have been  prepared  pursuant to the rules and regulations of the Securities and Exchange  Commission  (the  "Commission")  for
reporting  on  Form  10-QSB.  Accordingly,  certain  information  and  footnotes required by generally  accepted  accounting  principles  for complete  financial statements  have  been  omitted.  These  interim  statements  should  be read in conjunction  with  the  consolidated  financial  statements  and  notes  thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2003.

The information contained herein reflects all normal and recurring  adjustments, which,  in the opinion of management,  are necessary for a fair  presentation of the results of operations and financial position.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At September 30, 2003, the Company has a stock-based employee compensation plan.
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

                                                                               Three Months Ended
                                                                                  September 30,
                                                                           2003                  2002
                                                                           ----                  ----

Net income (loss), as reported                                         $ (858,059)           $  164,195
Add: Stock-based employee compensation expense included
in reported net income, net of tax effects                                       -               15,000

Less: Total stock-based employee compensation expense
 determined under the fair value based method, net of income taxes       (113,683)            (396,054)
                                                                       -----------           ----------

Pro forma net income (loss)                                            $ (971,742)           $(216,859)
                                                                       ===========           ==========

Earnings (loss) per share:
     Basic - as reported                                               $    (0.07)           $     0.02
     Basic - pro forma                                                 $    (0.08)           $   (0.02)
     Diluted - as reported                                             $    (0.07)           $     0.02
     Diluted - pro forma                                               $    (0.08)           $   (0.02)

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

                                                                  Quarter Ended
                                                        ---------------------------------
                                                          September 30,    September 30,
                                                              2003             2002
                                                        ----------------  ---------------
Numerator
Net income (loss) for basic and diluted
     earnings per share                                      $ (858,059)      $   164,195
                                                        ================  ===============

Denominator
Denominator for basic earnings (loss) per share -
     weighted average shares                                  11,270,693       10,432,774
Effect of employee stock options and warrants                         --          265,854
                                                        ----------------  ---------------
Denominator for diluted earnings (loss) per share -
     adjusted weighted average shares and
     assumed conversions                                      11,270,693       10,698,628
                                                        ================  ===============

Basic earnings (loss) per share                              $    (0.07)      $      0.02
                                                        ================  ===============

Diluted earnings (loss) per share                            $    (0.07)      $      0.02
                                                        ================  ===============

3.  Inventories

Inventories as of September 30, 2003 consist of the following:

         Finished Products                           $  2,457,414
         Raw Materials                                    229,680
         Work in Process                                   10,628
                                                     ------------
                                                     $  2,697,722
                                                     ============

4.  Debt

On July 1, 2003, the Company secured a $150,000 line of credit, bearing interest at 7%  annually  and  maturing  October 1, 2003,  with  Liberty  Bank for use as operating capital.  The line of credit was secured by a $150,000  Certificate of
Deposit from James K. Parsons,  an Executive  Vice President and director of the
Company.

On July 17, 2003, the Company  secured a promissory  note with James K. Parsons, an  Executive  Vice  President  and  director of the  Company,  in the amount of
$150,000  with an interest  rate of the prime rate (4%) plus 1%,  maturing in 90 days.

5.  Contingencies

In December 2002, the Company received a written claim from two former employees demanding  payment  for  allegedly  unpaid  commissions,  certain  un-reimbursed expenses and certain unexercised stock options.  The Company has rejected all of the demands made by the claimants.  Management believes the claims of its former employees are without merit, and the Company intends to vigorously defend itself against these claims.  No further actions have occurred  regarding these claims.
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

6.  Subsequent Events

In October 2003, the Company obtained a 12-month line of credit in the amount of
$800,000 from James K. Parsons, the President and Chief Executive Officer of the
Company,  with amounts outstanding bearing interest at a per annum rate equal to the prime rate plus 1.25%. As additional compensation for establishing the loan, the Company issued warrants,  expiring September 30, 2006,  allowing Mr. Parsons to purchase  500,000 shares at $1.45 per share. The warrants will be recorded at fair value, with the resulting discount reducing the carrying value of the debt.
The discount will be amortized to interest  expense over the term of the line of credit.

7.  Recently Adopted Accounting Standards

In  January  2003,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Interpretation 46,  Consolidation of Variable Interest Entities (FIN 46.) In May
2003,  the FASB issued  Statement of  Financial  Accounting  Standards  No. 150,
Accounting  for  Certain  Financial  Instruments  with  Characteristics  of both
Liabilities  and  Equity.  The  Company  adopted  both of  these  new  standards effective  July 1,  2003  which had no impact  on its  consolidated  results  of operations or financial position.

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

     Readers are referred to the caption "Risk Factors"  appearing at the end of
Item I of the 2003 Annual Report on Form 10-KSB for additional  factors that may affect our forward-looking  statements.  In light of these risks,  uncertainties and assumptions,  the forward-looking  events discussed in this report might not occur.  We  undertake  no  obligation  to update or revise  our  forward-looking statements, whether as a result of new information, future events or otherwise.

General

     We have developed a network of more than 30 supply  partners in China,  the
Philippines,  Thailand,  Indonesia and Vietnam that  manufacture the products we sell.  We believe  that none of our  suppliers  are  material to our business as there  are a number  of  alternative  suppliers  available  to  manufacture  our products.  We  currently  estimate  that the  largest  of those  suppliers  will represent less than 20% of our product purchases during the fiscal year.

     We  have  established  wholly  owned  subsidiaries  to  comply  with  local regulations in both China and Indonesia.  The subsidiaries employ administrative and clerical  personnel,  whose  primary  functions  are in quality  control and product development.

     During the current  quarter,  the  Company's  operating  margins  have been negatively  affected by a decrease in revenues  that we believe is primarily due to the  lethargic  economy  and a relative  increase in our cost of sales due to increases in ocean  freight rates and an increase in the portion of our revenues attributable to higher volume orders with lower margins. The Executive Committee has instructed  senior  management to evaluate those issues and other conditions affecting our business and report their  findings and proposed  solutions at the next scheduled  regular meeting of the board of directors.  The directors intend to review management's  analysis and, together with the senior executives of the
Company, will determine appropriate strategies to address operational issues and industry-wide  issues that affect the  Company and to generate  renewed  revenue growth for the remaining quarters in fiscal 2004 and beyond.

Results of Operations

The three months ended September 30, 2003 compared with the three months ended
September 30, 2002

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

                                                 For the three months ended September 30,
                                         2003                       2002                    Change
                                         ----                       ----                    ------
                                     $          %               $          %            $             %
                                     -          -               -          -            -             -

      Sales, net                  3,696,176   100.0         5,215,314    100.0      (1,519,138)

      Cost of sales               2,861,154    77.0         3,275,414     62.8        (414,260)      14.6

      Gross profit                  835,022    22.6         1,939,900     37.2      (1,104,878)    (14.6)
      Selling, general and

        operating expenses        1,493,512    40.4         1,637,495     31.4        (143,983)       9.0
      Operating income (loss)     (658,490)  (17.8)           302,405      5.8        (960,895)    (23.6)

      Total other expense           199,569     5.4           138,210      2.7           61,359       2.7
      Net (loss)                  (858,059)  (23.2)           164,195      3.1      (1,002,254)    (26.3)

     Our revenues are derived  primarily  from the sale of home  furnishing  and home décor  products  to large and small  retailers.  Sales for the three  month period  ended  September  30,  2003,  decreased  $1.5  million to $3.7  million, compared to $5.2 million for the three month period  ended  September  30, 2002.
The three month period ended September 30, 2002,  included large orders from one customer.  We continue to receive orders from that customer at a reduced volume, but due to the  lethargic  economy,  we were not able to replace  those  reduced revenues during this current year quarter.

Cost of Sales

     For the three months ended September 30, 2003, cost of sales increased as a percentage of sales to 77.4% or $2.8 million,  compared to 62.8% or $3.3 million for the three months ended September 30, 2002. The percentage increase of costs, for the three months ended  September 30, 2003, was due, in part,  because ocean freight rates increased substantially more than expected and we were not able to recover  all of the costs  during  the first  quarter.  Furthermore,  during the current  period,  we  encountered a shift from higher margin  orders,  to higher volume  orders with lower  margins.  We also  experienced  some quality  related issues. Although these quality issues were mostly limited to one large customer, returns and  allowances,  as a percentage of revenues,  were greater than in the prior year quarter.

Operating Expenses

     During the three-month  period ended  September  30,  2003,  our  operating expenses  decreased  $0.1 million to $1.5 million,  compared to $1.6 million for the same period last year.  The decrease for the  three-month  period is due, in part, to the cessation of operations in Houston,  Texas,  and the elimination of expenses related to that operation, as well as to our ongoing effort to make our operations more efficient.

Other Expense

     Other  expense  for  the  three-month  period  ended  September  30,  2003, consisted  principally of $200,786 of interest  expense  compared to $164,703 of interest  expense for the three months ended  September 30, 2002.  This increase during the three-month period ended September 30, 2003, was primarily due to the
$135,497  non-cash charge related to the amortization of discount on convertible debt.

Net Loss

     Our net loss was $858,059 for the  three-month  period ended  September 30,
2003,  compared to a net income of $164,195  for the same period last year.  The net loss  for the  three-month  period  was  primarily  a  result  of  decreased revenues,  increased cost of sales and increased interest expense related to the amortization of discount on convertible debt.

Inflation

     We do not believe our  business is  materially  affected by  inflation.  We anticipate  that any increase in costs caused by inflation  will be passed on to the customers.

Liquidity and Capital Resources

     We had working capital of $1.0 million at September 30, 2003, compared with
$2.3 million at September 30, 2002.  Cash and cash  equivalents  and  short-term investments  were  $65,287 at  September  30,  2003,  compared  to  $128,019  at
September 30, 2002.  Cash used in operating  activities  during the  three-month period ended September 30, 2003, amounted to $1,198,957 compared to a $1,099,911 provision  of cash for the same  period  in the prior  year.  The  increase  was attributable to $135,000 of non-cash  amortization of debt discount,  a $348,308 decrease in inventories,  an increase in receivables of $758,000, and a decrease in payables of $97,000.

     Investing  activities  during the  three-month  period ended  September 30,
2003,  consumed  $26,000 in cash.  This  amount  related to the  acquisition  of property and equipment.

     During the three months ended  September  30, 2003,  our cash provided from financing  activities  amounted to $1,168,289 from  short-term  financing in the amount of $300,000 and advances from our factor of $969,000.

     We anticipate  that our working capital needs will increase as our business grows.  As of  September  30, 2003,  our working  capital was $1.0  million.  In particular,  we require cash to fund the purchase and  manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing  relationships  with  asset-based  lenders  that have provided similar funding to us in the form of factored accounts  receivable.  We have also borrowed from time to time from our  shareholders  and we may continue to do so.

     The  Company  and its  subsidiaries  regularly  sell  the  majority  of our accounts  receivable  under global  factoring  arrangements  with CIT Commercial
Services, a unit of CIT Group, Inc. Under the factoring agreements,  we sell our accounts receivable on a pre-approved,  non-recourse basis.  Accounts receivable sold are subject to pre-approval by the factor.  The Company does not retain any interest in, or control of, the accounts  receivable  sold. The Company does not bear any credit risk relating to the sold receivables  other than with regard to customer  disputes  that may  require  the Company to  reacquire  such  disputed receivables  from the factor.  A portion of the sale proceeds is withheld by the factor  for a period  of time  pursuant  to the  factoring  agreement,  which is reflected as due from factor on the balance sheet.  Advances of amounts due from factor bear  interest  at prime,  and may be offset  against  amounts due to the
Company at the factor's  option.  For the three months ended September 30, 2003, the Company and its subsidiaries  factored $3,850,598 in accounts receivable and received  $3,473,340 in cash from CIT. The  factoring  service fees were $22,430 and the interest paid on cash  advances from the factor  amounted to $23,343 for the three months ended  September  30, 2003.

     For the fiscal year ended June 30,  2003,  we failed to comply with the net income financial covenant under the CIT factoring agreement, which required that our net loss not exceed  $150,000 for that fiscal  year.  Our net loss in fiscal
2003 was $1.2  million.  CIT signed an amendment  and waiver letter in September
2003,  which waived our  noncompliance  with the net income  covenant for fiscal
2003 and amended  the  covenant to require us to have a net loss of no more than
$600,000  and net  income of no less  than $1 for each  fiscal  year  thereafter during the term of the agreement.  We paid a $5,000 waiver fee in  consideration of the waiver and amendment,  and we also reimbursed CIT for approximately  $700 in legal fees and other expenses  associated  with the waiver and amendment.  We believe that our projected level of operating  losses,  combined with the impact of significant  non-cash  expenses that we expect to incur during fiscal 2004 in connection with planned  financing and investor  relations  activities,  make it likely that we will not be in compliance with our net income covenant at the end of fiscal 2004.  Therefore,  we anticipate requiring another waiver or amendment for the factoring agreement following the end of fiscal 2004.

     In  October  2003,  the  Company  obtained a 12 month line of credit in the amount of $800,000  from James K. Parsons,  the  President  and Chief  Executive
Officer of the Company, with amounts outstanding bearing interest at a per annum rate  equal to the  prime  rate  plus  1.25%.  As  additional  compensation  for establishing the loan, the Company issued warrants, expiring September 30, 2006, allowing Mr. Parsons to purchase 500,000 shares at $1.45 per share.

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

          (a)  On  October  22,  2003,  the  Company  issued  to  employees  and directors 380,550 options to purchase shares at an exercise price
               of  $1.22.  The  total  number  of  options   outstanding   after
               termination  of 347,692  options  and after  issuance  of the new options is 1,259,156.

          (b)  On August 15, 2003, Board of Directors appointed John E. Bagalay,
               Jr.,  Kevin  Bohren  and Jim  Parsons  to serve as the  Executive
               Committee of the Board of  Directors.  The role of the  Executive
               Committee is to  facilitate  more direct  review and reporting by the senior management of the Company with respect to any customer relationship,  employment, financial and other operational issues that affect the Company from time to time,  in part by scheduling regular  meetings on a weekly or monthly  basis  regarding  those matters.  In general,  the Executive Committee has the full power and authority  granted to the Board of  Directors,  and the Board intends that the Executive Committee use those powers in order to more  quickly  respond  to any  issues  raised  in  the  periodic reporting done by management.

          (c)  On  October  6,  2003,  the  Executive   Committee  approved  the
               reduction of the number of members of the Board of Directors from seven to six,  effective  on the date of the  Annual  Meeting  of

               Stockholders of the Company,  which is being held on November 17,
               2003.  The Executive  Committee  also approved six nominees to be considered by the stockholders at the Annual Meeting.

Item 6.           Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this report:

               Exhibit 31.1  Certification Pursuant To Section 302 of the
                             Sarbanes-Oxley Act of 2002

               Exhibit 31.2  Certification Pursuant To Section 302 of the
                             Sarbanes-Oxley Act of 2002

               Exhibit 32.1  Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

               Exhibit 32.2  Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               (i)  On August 26, 2003,  the Company  filed a Current  Report on
                    Form  8-K,  which  was  filed in  accordance  with  "Item 9.
                    Regulation FD Disclosure" of such Report in connection  with the  resignation  of Jon  Baker as the  Chairman  and  Chief
                    Executive Officer of the Company.

               (ii) On September 17, 2003, the Company filed a Current Report on
                    Form  8-K,  which  was  filed in  accordance  with  "Item 9.
                    Regulation FD Disclosure" of such Report in connection  with
                    the  Company's   initial   disclosure  of  fiscal  year  and
                    operating  results  through the filing of Amendment No. 3 to its Registration Statement in Form SB-2.

               (iii)On September 26, 2003,  the Company  filed a Current  Report on Form 8-K,  which was filed in  accordance  with  "Item 3.
                    Regulation FD Disclosure" of such Report in connection  with a press release issued on the same day announcing  selective financial results for its fiscal year ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

Dated:   November 14, 2003              DECORIZE, INC.

                                        By:  /s/ James K. Parsons
                                           ---------------------------------
                                           James K. Parsons
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

