Form 10KSB/A
period 2002-06-30
DECORIZE INC
filed 2003-12-05
CIK 1095471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                  Form 10-KSB/A

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
                Yes    X         No

          Indicate by check mark if the disclosure of delinquent filers pursuant to Item  405 of  Regulation  S-KSB  is not  contained  herein,  and  will not be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment of this Form 10-KSB. [__]    [__]

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

                                 Decorize, Inc.

PART I

PART II

    Item 8.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure........................................19

PART III
    Item 9.   Directors and Executive Officers of the Registrant..............19
    Item 10.  Executive Compensation..........................................19
    Item 11.  Security Ownership of Certain Beneficial Owners and Management..19
    Item 12.  Certain Relationships and Related Transactions..................19

PART IV
    Item 13.  Exhibits and Reports on Form 8-K................................19

SIGNATURES    ................................................................20

                                Explanatory Note

Decorize, Inc. hereby amends and restates in its entirety its Annual Report on
Form 10-KSB for the period ending September 30, 2002, which was filed on October
2, 2003, by filing this amended annual report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's Registration Statement on Form SB-2, which registers the resale of shares of the Company's common stock owned by certain stockholders. This Form 10-KSB/A contains a restatement of the Company's annual financial statements and related disclosure to reflect its responses to those comments.

                           FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB contains forward-looking statements.
The words "intend,"  "anticipate,"  "believe,"  "estimate," "plan" and "expect,"
and similar  expressions  as they relate to us, are  included to identify  these
forward-looking  statements.   Forward-looking  statements  include  those  that
address activities,  developments or events that we expect or anticipate will or may occur in the future.  All  statements  other than  statements  of historical facts contained in this Annual Report, including statements regarding our future financial position,  business strategy,  budgets,  projected costs and plans and objectives of management for future operations, are forward-looking  statements.
The actual outcome of the events described in these  forward-looking  statements could differ materially.  Risks,  uncertainties and assumptions that could cause actual  results to differ  materially  from the  expectations  reflected  in the forward-looking statements include, among other things:

          •         the risks associated with growth;

          •         our  inability to purchase and  manufacture  merchandise  at attractive prices;

          •         changes in consumer demand and preferences that cause people to desire products other than those traditionally offered by
                    Decorize; and

          •         risks associated with our lack of liquidity.

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
When we acquired  GuildMaster,  all of the stock of GuildMaster was owned by Jon
T. Baker,  one of our  directors,  James K.  Parsons,  our  President  and Chief
Executive  Officer,  and Ellen  Parsons,  his  spouse.  The  purchase  price for
GuildMaster  was $2.5  million,  which we paid by issuing a $375,000  promissory note to Mr. Baker and by issuing common stock worth approximately  $2,125,000 to
Mr. Baker, Mr. Parsons and Mrs. Parsons. We also assumed a $925,000 debt owed by
GuildMaster to Mr. Parsons, by issuing a $925,000 promissory note. The notes are due in full on July 31, 2004 (pursuant to modifications  made soon after the end of fiscal year 2002).  As part of the GuildMaster  transaction,  we entered into employment agreements with Mr. Baker and Mr. Parsons.

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

          Decorize has  substantially  increased  the level of product  obtained from the Far East by  GuildMaster  since it was  acquired  in June 2001,  and we estimate that this  production  shift will  continue in the near future.  During fiscal 2002, GuildMaster produced approximately 30% of its products domestically in its  Springfield  facilities  (calculated  on the  portion  of sales  revenue attributable  to such  products),  which in turn  represented  8% of our overall product  revenues.  Decorize  estimates  that  during  the most  recently  ended quarter,  domestic  production of  GuildMaster's  items was less than 30% of its overall production, and less than 10% of Decorize's production on a consolidated basis for that time period.  Our current business plan  contemplates a continued
shift of  GuildMaster's  production from its domestic  suppliers to suppliers in the Far East, but we cannot  provide an exact  timetable for when all production will be transferred  overseas.  Decorize intends to push production to suppliers based on cost,  reliability and product  quality,  and if those factors shift to the  advantage of certain  other  suppliers  in the future,  then our demand for third-party production is anticipated to shift in the same manner to those other suppliers.

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

          Faith Walk has  historically  sourced its products in  unpainted  form from United States  suppliers and added design  finishing in its Houston,  Texas manufacturing  facility.  Under our new "source to business" strategy, the Faith
Walk brand is creating  designs to be manufactured  entirely by our suppliers in the Far East and then directly  shipping finished products to our retail clients in the United  States.  We believe  that our direct  shipping  method will allow
Decorize to reduce  prices for Faith Walk items to its customers for its current product  offerings,  while still  increasing its gross  margins,  by eliminating unnecessary  third  party  warehousing  and  handling  costs.  Faith  Walk began transitioning  its product  offerings to our "source to business"  model in late
2001,  and we expect to complete  moving all of its product  sourcing to the Far
East in fiscal 2003.

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

          On the  operational  level,  we  continue  to  implement  and  improve technology  solutions that enable us to work closely with suppliers,  as well as customers to plan and track orders, production status and deliveries in order to meet demanding  production and delivery timelines.  We are currently  installing new telephony and information  systems at a cost in excess of $150,000.  Our new information  systems are designed to increase our internal operating  efficiency and  improve  internal  communication  capabilities,  to track the status of our products  and to improve  communications  with our overseas  vendors,  our third party logistics suppliers,  and our United States customers.  One example of our communications  improvements  is the  process  developed  by  Decorize  and  our third-party  logistics  suppliers that makes it possible to track orders and the delivery of merchandise to our customers,  which is essential to our direct ship business  model since we have little retail or warehousing  capabilities  of our own to rely upon. See "- - Warehousing  and  Distribution".  We will continue to
seek  upgrades  in  our  technology   infrastructure   that  improve   operating
efficiencies,  improve customer service  capabilities and/or improve quality and cost control in our operations. There are no specific upgrades currently planned for 2003,  however,  our current  forecasts  call for us to spend up to $100,000 toward technology upgrades for each fiscal year.

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

          Customers

          The current customer base for our three brands includes  approximately twelve large retailers and more than a thousand small  retailers,  designers and decorators.  During the year ended June 30,  2002,  our customer  revenues  were approximately  $14  million.  Although  our top five  customers in the past year accounted for  approximately  35% of our revenues,  the continuing growth of our business  and the  number of our  customers  is  expected  to result in  greater revenue  diversification.  During fiscal 2002,  our top five  customers from the standpoint  of  revenues  were  Home  Depot  Expo,  Sears - The  Great  Indoors,
Dillards,  Rooms  To Go and  Hancock  Fabrics.  Our  purchase  orders  with  our customers are completed on a purchase-by-purchase basis, and we have not entered into any long-term  purchase  agreements  with any customers,  nor are there any formal volume commitments from any of them.

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

          Foreign Market Risks

          As an importer of manufactured  products from several countries in the
Far East,  our  business  is  subject  to  political  risks  that are beyond our control.  Since our  inception,  we have perceived the greatest risk relative to our supply chain to come from our suppliers  located in China.  This  perception arises because most of our products are  manufactured  in China, as evidenced by the fact that during fiscal 2002,  over 50% of the products  manufactured by our third party suppliers were manufactured in China.  However,  we believe that the globalization  movement  and the recent  focus on  reduction  of tariffs and the planned ongoing  reductions should provide a beneficial  tariff  environment for importers.  We  believe  that the  recent  entry of China  into the World  Trade
Organization  should  substantially  reduce  the  risk  that  China  might  take political  actions that would  restrict its trade with the United  States or the rest of the world.  Our strategy to minimize our exposure to the political risks of any one  country  has been to  develop  manufacturing  partners  in  multiple countries.  All of the products  offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

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

          Trademarks and Tradenames

          We  completed  the  registration  for the  service  mark "The  World's
Décor...Right to your Door," on September 2, 2002, with the United States Patent and Trademark office.  The registration for "The World's Decor ... Right to your
Door" will terminate in 10 years from grant,  or may be cancelled  after 6 years if we do not file the appropriate documents evidencing our continued use of that mark. Our application for the service mark "Decorize" was filed in April 2002.

          In  addition,  we have common law rights to the use of  "decorize.com"
and "The World's  Décor....Right to your Store," however,  we have not chosen to complete an application for registration of those marks at this time.

          Employees

          As of June 30, 2002, we employed 62 persons, all of whom were employed on a full-time  basis.  Our employees are not  represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

                                  Risk Factors

Our limited  operating  history makes it difficult for us to evaluate our future business  prospects and make  decisions  based on those  estimates of our future performance.

          The concept for  Decorize's  business model was developed in 2000. The acquisitions of our two operating  subsidiaries  were completed in June 2001 and
July 2001,  respectively.  Even though  these two  operating  subsidiaries  have operated independently for some time, we have a limited operating history in our current  combined form, which makes it difficult to evaluate our business on the basis of historical  operations.  Also, our largest brand,  decorize.com,  which accounted  for  approximately  47% of our  sales in fiscal  2002,  has only been operational  since April 2000.  As a  consequence,  our past  results may not be indicative of future  results.  Although  this is true for any  business,  it is particularly true for us because of our limited operating  history.  Reliance on historical  results may hinder our  ability to  anticipate  and timely  adapt to increases  or  decreases in sales,  revenues or  expenses.  For  example,  if we overestimate  our future sales for a particular  period or periods  based on our historical  growth  rate,  we may  increase  our  overhead  and other  operating expenses to a greater degree than we would have if we correctly  anticipated the lower  sales  level  for that  period  and  reduced  our  controllable  expenses accordingly.  If we make poor  budgetary  decisions  as a result  of  unreliable historical  data, we could be less profitable or incur losses,  which may result in a decline in our stock price.

We have  incurred  losses  historically,  and we may not be  able to  attain  or maintain profitability.

          We  incurred  a net loss of  $665,881  for the  period  March 6,  2000
(inception)  to December 31, 2000, a net loss of $809,149 for the period January
1, 2001 to June 30, 2001 and a net loss of $2,016,842  for the fiscal year ended
June 30, 2002. We may incur additional operating losses in the future.  Although our revenues increased significantly in fiscal year 2002, our operating expenses also  increased  substantially.  We cannot assure you that our operating  losses will continue to decline,  even if sales  continue to increase.  We will need to generate greater  revenues to achieve and maintain  profitability in the future.
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
We do not have supply agreements or other volume commitments that are binding on our customers,  and our sales originate  solely from individual  purchase orders that we negotiate with our individual customers. As a consequence, our customers are not  obligated to purchase any amount of our products and they may choose to stop or decrease their level of product  purchases from us at any time,  without giving us prior notice.  This could cause our sales to  fluctuate,  and we could experience  a sudden  and  unexpected  decline  in  sales.  We could  experience
unexpected   operational   losses  if  our   customer   sales  were  to  decline
significantly without notice.  Furthermore,  our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2002 accounted for  approximately  35% of our revenues in that year,  we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume, or at all.

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

          Based on our current plans, we are adjusting our operating expenses so that cash generated from operations and from working capital financing and other short term financing is expected to be sufficient for the foreseeable  future to fund  our  operations  at  our  currently  forecasted  levels.  However,  if our forecasts are inaccurate,  we will need to raise additional  funds. In addition, we  expect  that we will need to raise  additional  funds if we decide to pursue more rapid expansion,  the development of new or enhanced services and products,
appropriate   responses  to  competitive   pressures,   or  the  acquisition  of
complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. There can be no assurance that additional  financing will be available when needed on favorable  terms, or at all. If these funds are not available when we need them,  then we may need to change our business strategy and reduce our rate of growth.

We must effectively  manage the growth of our operations,  or we may outgrow our current infrastructure.

          During the period from June 1, 2001 to June 30, 2002, our total number of employees  increased from 7 to 62. We experienced high sales growth in fiscal year 2002,  which at times  exceeded  the  capacity  of our  infrastructure  and resulted in a backlog of customer orders. We were able to resolve those capacity
issues  by  hiring   additional   personnel   and   upgrading   our   technology
infrastructure,  and we will continue  pursuing  additional sales growth for our company.  If we expand too quickly,  or if our  infrastructure  does not improve rapidly enough,  our customer orders could again outpace our ability to meet our customers'  needs,  which  could  force us to delay or reduce  customer  orders.
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

          The current members of our Board of Directors beneficially own, in the aggregate, approximately 58% of our common stock, on a fully diluted basis. As a result,  if they choose to vote in concert,  our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders  for approval,  including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter  that is opposed by the board of  directors,  would be able to obtain the number of votes necessary to overrule the board.

Because we do not  manufacture  or warehouse  most of our products in the United
States,  a disruption  in the  delivery of imported  products may have a greater effect on us than on our competitors.

          We  primarily   import   products  that  we  have   purchased  or  had
manufactured for us overseas.  Merchandise imported directly from these overseas manufacturers  currently  accounts for approximately 85% of our total purchases.
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
          (iii)increased  inspections of import  shipments or other factors causing  delays  in  shipments;  and
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
The initial term of the lease for our corporate headquarters terminates on April
15, 2003. We have an option to renew the lease for two renewal terms of one-year each  following  the current term.  We  anticipate  that if additional  space is required  within  the  next 12  months  for our  headquarters  and  decorize.com operations,  then such  space will be  available  in the  Springfield  area on a reasonable  commercial  basis. In addition,  we lease two spaces of 1,600 square feet and 2,400 square feet in one building in  Springfield,  Missouri.  Our rent for these two spaces is $860 and $1,100  per  month,  respectively.  Each of the leases terminates on April 30, 2003.

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

          GuildMaster also leases two showroom  facilities at furniture markets, one of which is 8,951 square feet of showroom in High Point, North Carolina, and the other is approximately 760 square feet in Atlanta,  Georgia.  The High Point showroom lease  terminates on April 30, 2008. The rent for the period  beginning
May 1, 2002 and ending April 30, 2005,  is $10,070 per month with an increase to
$11,189 per month for the remaining  three years of the lease. We have an option to renew the lease for one five-year period. The Atlanta showroom is leased on a month-to-month  basis for $1,074 per month with a 30-day cancellation notice. We believe  adequate  space  is  available  in the  Atlanta  area  on a  reasonable commercial basis should the current lease not be renewed.

          Faith Walk's offices are located in a leased  facility of 9,000 square feet in Houston,  Texas.  Our rent for this facility is $3,630 per month and the lease terminates on July 31, 2003. The facility is in good condition. We believe the space is adequate for Faith Walk  operations for the current  period.  We do not have a renewal  option as part of this lease.  We believe  adequate space is available  within the Houston area on a reasonable  commercial  basis should the current lease not be renewed.  However,  we are in the process of  transitioning all of Faith Walk's  operations to Springfield,  Missouri,  so we do not plan to maintain facilities in Houston following the expiration of this lease.

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

                                                       High              Low

          Fourth Quarter                               4.38              3.10
          Third Quarter (March 8-March 31)             4.49              3.50

          Previously,  our  common  stock  was  traded  on the  over-the-counter bulletin board under the symbol "DCRZ".  The following table summarizes the high and low historical bid quotes reported by the OTCBB  Historical Data Service for the periods indicated.

                                               High                  Low

Third Quarter 2002 (through                    4.10                  3.10
   March 7, 2002)
Second Quarter 2002                            4.45                  1.80
First Quarter 2002                             3.90                  1.50
Fourth Quarter 2001                             .03                   .03
Third Quarter 2001                            .0413                 .0413
Second Quarter 2001                             **                    **
First Quarter 2001                            .0075                 .0030

**       No trades reported by the OTCBB

          We had  approximately  250 beneficial  owners of its common stock,  as well as 85, which were of record as of September 15, 2002.

          We have  not  paid  cash  dividends  on its  common  stock  since  its inception.  The  Board of  Directors  does not  anticipate  payment  of any cash dividends in the  foreseeable  future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

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

   Fiscal Year Ended June 30, 2002 and Twelve Month Period Ended June 30, 2001

                           2002                           2001                     Change

Sales (net)             14,081,833      100.0%     1,126,581       100.0%                   -%
Cost of sales            9,140,368        64.9       805,964         71.5     8,334,404    (6.6)
Gross profit             4,941,465        35.1       320,617         28.5     4,620,848      6.6
Operating expenses       6,561,754        46.6     1,694,167        150.4     4,867,587  (103.8)
Operating loss         (1,620,289)      (11.5)   (1,373,550)      (121.9)       246,739    110.4
Total other expense      (363,853)       (2.6)     (134,180)       (11.9)       229,673      9.3
Income tax expense        (32,700)       (0.2)        32,700          2.9            --      3.1
Net loss               (2,016,842)      (14.3)   (1,475,030)      (130.9)       541,812    116.6

Sales

          Our sales are derived  primarily from the sale of home  furnishing and home decor products to large and small retailers. During fiscal year 2002, sales increased  approximately $13.0 million to $14.1 million from $1.1 million in the period from March 6, 2000 (inception) through June 30, 2001.  Approximately $5.2 million of the increase is attributable to the purchase of GuildMaster, and $2.3 million  resulted from the purchase of Faith Walk.  Sales from our  decorize.com division increased to $6.6 million from $1.0 million in the period from March 6,
2000 (inception) through June 30, 2001.

Cost of Sales

          Cost of sales  decreased as a percentage  of sales to 64.9% for fiscal year 2002 from 71.5% in the period from March 6, 2000  (inception)  through June
30, 2001. The decrease in our cost of sales was due primarily to better purchase prices because of our increased volume of purchases. The decrease in our cost of sales  resulted in an increase in our gross  margin to 35.1% in fiscal year 2002 compared to 28.5% in the period from March 6, 2000 (inception ) through June 30,
2001.

Operating Expenses

          Operating  expenses increased to $6.6 million in fiscal year 2002 from
$1.7 million in fiscal year 2001, an increase of $4.9 million.  The increases in these expenses were primarily  attributable  to the  acquisitions of GuildMaster and Faith Walk.  In  addition,  fiscal year 2002  included  $754,000 of non-cash charges for stock  option  expense.  As a  percentage  of sales,  our  operating expenses  decreased to 46.6% in fiscal year 2002, from 150.4% in the period from
March 6, 2000  (inception)  to June 30, 2001,  due to the effects of significant sales volume increases.

Other Expenses

          Depreciation  and  amortization  was $125,000 for the fiscal year 2002 and $45,000 for the period from March 6, 2000 (inception) to June 30, 2001. This increase resulted primarily form the acquisitions of GuildMaster and Faith Walk.

          Other expense  increased to $364,000 in fiscal year 2002 from $134,000 in the period from March 6, 2000  (inception) to June 30, 2001. Of this increase
$125,000  was  attributable  to the  amortization  of debt  discount  related to conversion  rights  and  warrants  attached  to the  $750,000  convertible  note financing completed in February 2002. The balance of the increase was mostly due to the interest expense associated with the stockholders' notes payable.

Net Income (Loss)

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

          Net loss per share  decreased  to $0.20 per share in fiscal year 2002, from $0.32 per share in the period  from March 6, 2000  (inception)  to June 30,
2001.

Liquidity and Capital Resources

          We had net working capital of $1.8 million at June 30, 2002,  compared with $2.1 million at June 30, 2001.  Cash and cash  equivalents  and  short-term investments  were  $148,000  at June 30,  2002,  compared to $89,000 at June 30,
2001.  Cash used in  operating  activities  decreased  from $1.5  million in the period  from March 6, 2000  (inception)  to June 30,  2001 to $886,000 in fiscal year 2002. The principal  operating uses of cash were  attributable  to the $2.0 million net loss, increased inventories and decreased accrued expenses, less the effects of $754,000 of non-cash stock  compensation  expense,  and a decrease in accounts receivable due to increased use of factoring arrangements.

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

          As a result of our  GuildMaster and Faith Walk  acquisitions,  we have issued three promissory  notes in an aggregate  principal amount of $1.5 million to Mr. Parsons,  Mr. Baker, Mr. Sandel and his spouse, which are all due on July
31, 2003. Subsequent to year end, these notes were modified and are all due July
31,  2004.  Each of  Messrs.  Parsons,  Baker and Sandel  are  directors  of the company. In addition, we issued a demand loan due to an unaffiliated stockholder for an original principal amount of $181,464, and we have repaid $50,000 of this loan's principal amount as of June 30, 2002.

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

          During  fiscal year 2002,  certain of our  stockholders  purchased  at
$0.10 per warrant, warrants to acquire our shares at a price of $2.00 per share.
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

          In February  2002,  we  completed  a private  placement  financing  of
$525,000 of  restricted  securities  consisting of common stock and common stock warrants to accredited investors, which was exempt from registration pursuant to
Rule 506 of Regulation D of the Securities  Act. We sold the shares and warrants as  units  at a  price  equal  to  $2.50  per  unit,  however,  we  granted  one institutional  investor who purchased 100,000 units a discount equal to $25,000.
Each unit  consisted of one share of our common stock and one five-year  warrant to  purchase  one share of our  common  stock for $4.00 per share.  The  minimum purchase  was 20,000 units for  $50,000.  On February  28,  2002,  we closed the private  placement  subscriptions  for 220,000 units at a total selling price of
$525,000.

          On February 26, 2002, we completed a private placement  financing of a
$750,000  Convertible  Term Note,  convertible into 535,714 (as adjusted from an initial  300,000 shares in accordance with the  antidilution  provisions of such instrument  due to the private  placement  completed in November and December of
2002) shares of common stock,  with 300,000  warrants  exercisable  at $2.50 per share.

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

                                                          Less than                                    After 5
                                            Total           1 Year       1-3 Years     4 - 5 Years      Years
                                            -----           ------       ---------     -----------      -----
Aggregate amount of principal to be paid
   on the outstanding long-term debt        $2,854,866     $552,804     $2,261,299       $40,763           --
Future minimum lease payments under
   capital leases                               74,419       35,056         39,363            --           --
Future minimum lease payments under
   noncancelable operating leases            1,486,812      371,479        567,287       436,156      111,890
                                             ---------      -------        -------       -------      -------

Totals                                      $4,416,097     $959,339     $2,867,949      $476,919     $111,890

Item 7. FINANCIAL STATEMENTS

                                                                                    Page(s)

  Independent Accountants Report of BKD, LLP                                          F-2
  Consolidated Balance Sheet at June 30, 2002                                         F-3
  Consolidated Statement of Income for the year ended                                 F-5
           June 30, 2002
  Consolidated Statement of Changes in Stockholders' Equity for the year ended        F-6
           June 30, 2002
  Consolidated Statement of Cash Flows for the year ended                             F-7
           June 30, 2002
  Notes to the June 30, 2002 Consolidated Financial Statements                        F-8
  Independent Auditors Report of Kirkpatrick, Phillips & Miller, CPA's, P.C.          F-20
  Consolidated Statements of Operations for the period from January 1, 2001 to        F-21
           June 30, 2001 and the period March 6, 2000 to December 31, 2000
  Consolidated Statements of Changes in Stockholders' Equity for the period from      F-22
           January 1, 2001 to June 30, 2001 and the period
           March 6, 2000 to December 31, 2000
  Consolidated Statements of Cash Flows for the period from January 1, 2001           F-23
           to June 30, 2001 and the period March 6, 2000 to December 31, 2000
  Notes to Audited Consolidated Financial Statements                                  F-24

                         Independent Accountants' Report

Board of Directors
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheet of Decorize, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of
June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the
United States of America.

As discussed in Note 1, the Company changed its method of accounting for goodwill by adopting the provisions of Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

                                   /s/BKD, LLP

Springfield, MO
September 3, 2003, except for Note 12 as to which the date is September 24, 2003

                                 Decorize, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002

Assets

                                                                             2002
                                                                     --------------------
 Current Assets

   Cash and cash equivalents                                         $        148,072

   Receivable:
        Trade accounts receivable, net of allowance of $215,158                94,300
        Due from factor, net of advances of $1,182,788                        951,118
        Other                                                                  54,304

   Inventories                                                              2,252,372

   Prepaid expenses and other                                                  77,630
                                                                        -------------

          Total current assets                                              3,577,796
                                                                        -------------

   Property and equipment, net                                                403,921

   Goodwill                                                                 3,258,938

   Other                                                                       90,343
                                                                        -------------

                                                                            3,753,202

                                                                     $      7,330,998
                                                                        =============

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002

Liabilities and Stockholders' Equity

                                                                            2002
                                                                    ------------------
Current Liabilities
    Accounts payable                                                $       818,366

    Accrued salaries and commissions                                        245,974

    Other accrued expenses                                                  183,155

    Current portion of long-term debt                                       462,970

    Current portion of capital lease obligations                             27,447
                                                                     --------------

           Total current liabilities                                      1,737,912
                                                                     --------------

Capital lease obligation, less current portion                               34,712

Long-term debt, less current portion                                        121,193

Notes payable to stockholders                                             1,645,703
                                                                     --------------

           Total liabilities                                              3,539,520
                                                                     --------------

Stockholders' Equity

 Preferred stock, $.001 par value; authorized 10,000,000 shares;
   none issued                                                                    -

 Common stock, $.001 par value; 50,000,000 authorized, issued
   11,270,693 shares                                                         10,433

 Additional paid-in capital                                               5,976,542

 Accumulated deficit                                                    (2,195,497)
                                                                     --------------

            Total stockholders' equity                                    3,791,478
                                                                     --------------

                                                                    $     7,330,998
                                                                     ==============

                                 Decorize, Inc.
                        Consolidated Statement of Income
                            Year Ended June 30, 2002

                                                                        2002
                                                                  --------------

    Net Sales                                                     $   14,081,833

    Cost of Goods Sold                                                 9,140,368
                                                                  --------------

    Gross Profit                                                       4,941,465
                                                                  --------------

    Operating Expenses
        Selling, general and administrative                            5,682,428
        Stock compensation expense                                       753,893
        Depreciation and amortization                                    125,433
                                                                  --------------

                                                                       6,561,754

    Operating Loss                                                   (1,620,289)
                                                                  --------------

    Other Income (Expense)
        Interest income                                                    4,573
        Interest expense                                               (204,778)
        Amortization of debt discount                                  (125,000)
        Other                                                           (38,648)
                                                                 ---------------

                                                                       (363,853)

    Loss Before Income Taxes                                         (1,984,142)
                                                                 ---------------

    Provision for Income Taxes                                            32,700
                                                                 ---------------

    Net Loss                                                     $   (2,016,842)
                                                                 ===============

    Basic and Diluted Loss Per Share                             $        (0.20)
                                                                 ===============

    Basic and Diluted Weighted-Average Shares Outstanding             10,306,274
                                                                 ===============

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                 Consolidated Statement of Stockholders' Equity
                            Year Ended June 30, 2002

                                       Common Stock                 Additional          Accumulated
                                  Shares        Par Value        Paid-in Capital          Deficit             Total
                                  ------        ---------        ---------------          -------             -----

Balance, June 30, 2001            10,000,000      $10,000             $3,214,761         $(178,655)         $3,046,106

Issuance of common stock in
   connection with the
   acquisition of Faith
   Walk Designs, Inc.                161,443          162                509,838                  -            510,000
Issuance of stock warrants                 -            -                124,000                  -            124,000
Allocation of proceeds from
   issuance of convertible
   note payable to warrants
   and beneficial conversion               -            -                750,000                  -            750,000
Compensation related to
   issuance of stock
   options to a non-employee               -            -                 45,000                  -             45,000
Net proceeds from sale of
   common stock, net of
   offering costs $10,679            270,000          270                624,051                  -            624,321
Issuance of common stock
   for services                        1,331            1                  2,999                  -              3,000
Stock compensation expense
   related to stock options
   issued under Equity
   Incentive Plan                          -            -                705,893                  -            705,893
Net loss
                                           -            -                      -         (2,016,842)       (2,016,842)
                                  ----------    ---------        ---------------        ------------       -----------

Balance, June 30, 2002            10,432,774      $10,433             $5,976,542        $(2,195,497)       $ 3,791,478
                                  ==========    =========        ===============        ============       ===========

See Notes to Consolidated Financial Statements

                                 Decorize, Inc.
                      Consolidated Statement of Cash Flows
                            Year Ended June 30, 2002

                                                                             2002
                                                                     ----------------------
Operating Activities
    Net loss                                                           $     (2,016,842)
    Items not requiring (providing) cash
       Deferred income taxes                                                     32,700
       Depreciation and amortization                                            125,433
       Compensatory issuance of common stock and stock options                  753,893
       Amortization of debt discount included in interest expense               125,000
       Gain on disposal of property and equipment                                (1,266)
    Changes in
       Trade accounts receivable                                              1,091,465
       Due from factor                                                       (1,730,802)
       Inventories                                                             (305,303)
       Prepaid expenses and other current assets                                 30,615
       Accounts payable                                                         174,617
       Accrued expenses and other                                              (174,194)
                                                                        ---------------
           Net cash used in operating activities                             (1,894,684)
                                                                        ---------------

Investing Activities
    Purchase of property and equipment                                         (129,534)
    Proceeds from disposal of property and equipment                             14,197
    Acquisition of Faith Walk Designs, Inc., net of cash acquired              (295,812)
                                                                        ---------------
       Net cash used in investing activities                                   (411,149)
                                                                        ---------------

Financing Activities
    Principal payments on long-term debt                                       (338,507)
    Proceeds from issuance of long-term debt                                    933,391
    Principal payments of stockholders' notes payable                           (51,505)
    Proceeds from issuance of stockholders' notes payable                       162,167
    Principal payments on capital lease obligations                             (17,514)
    Issuance of common stock, net of related expenses                           624,321
    Proceeds from issuance of common stock warrants                              44,000
    Advances from factor, net                                                 1,008,372
                                                                        ---------------
           Net cash provided by financing activities                          2,364,725
                                                                        ---------------

Increase in Cash and Cash Equivalents                                            58,892

Cash and Cash Equivalents, Beginning of Year                                     89,180
                                                                        ---------------

Cash and Cash Equivalents, End of Year                                  $       148,072
                                                                        ===============

Supplemental Cash Flows Information
    Interest paid                                                              $178,402
    Common stock warrants issued in connection with note payable               $276,515
    Beneficial conversion option associated with note payable                  $473,485
    Capital lease obligations incurred for property and equipment               $60,173

                                 Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

     Cash Equivalents

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2002, cash equivalents consisted primarily of certificates of deposit.

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
          Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision
          (credit) for bad debts was $178,402 for the year ended June 30, 2002.

          The Company has established relationships with several major customers. Sales to one customer accounted for 19.9% of total sales for the year ended June 30, 2002. The Company grants credit to customers who meet the Company's pre-established credit requirements and generally does not require collateral to secure payment of accounts receivable.

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

     Inventory Pricing

                                 Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

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

                                                                       Balance at
                        Category                 Estimated Life       June 30, 2002
           ----------------------------------    --------------       -------------

           Automobiles                               5 years          $      14,718
           Warehouse and production equipment       5-7 years                62,939
           Computer software                         3 years                167,088
           Office and computer equipment            3-7 years               241,323
           Leasehold improvements                  Lease term                71,606
                                                                      -------------

           Total                                                            557,674
           Less accumulated depreciation                                    153,753
                                                                      -------------

           Property and equipment, net                                $     403,921
                                                                      =============

     Impairment of Long-lived Assets

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The
          Company's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2002.

     Goodwill

          Effective July 1, 2001, the Company adopted the provisions of
          Statement of Financial Accounting Standards No. 142, Goodwill and
          Other Intangible Assets (SFAS No. 142), which was issued by the
          Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142
          requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has not recorded a charge as a result of the required impairment tests in 2002, nor was amortization of goodwill recorded in any prior period.

     Income Taxes

                                 Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

          Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

     Revenue Recognition

          Revenue from the sale of the Company's products is recognized as products are delivered to customers. Any customer deposits relate to amounts received in advance from customers for unshipped orders.

     Advertising Costs

          The Company expenses advertising costs as they are incurred.
          Advertising expense for the year ended June 30, 2002 was $349,086.

     Loss Per Share

          Basic and diluted loss per share are computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be anti-dilutive.

     Stock-based Compensation

          At June 30, 2002, the Company had a stock-based employee compensation plan, as more fully described in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB
          Opinion No. 25, Accounting for Stock Issued to Employees, and related
          Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based
          Compensation, to stock-based employee compensation.

                                                                             Year Ended
                                                                            June 30, 2002
                                                                        --------------------

            Net loss, as reported                                       $        (2,016,842)
            Add stock-based employee compensation expense included in
              reported net income, net of  tax effects                              734,390
            Less total stock-based employee compensation expense
              determined under the fair value based method                       (1,254,590)
                                                                         ------------------

            Pro forma net loss                                          $        (2,537,042)
                                                                         ==================

            Loss per share

            Basic - as reported                                         $             (0.20)
                                                                         ==================

            Basic - pro forma                                           $             (0.25)
                                                                         ==================

            Diluted - as reported                                       $             (0.20)
                                                                         ==================

            Diluted - pro forma                                         $             (0.25)
                                                                         ==================

                                 Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

        The Company adopted Financial Accounting Standards Board Interpretation
        No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock
        Compensation, an Interpretation of APB No. 25, effective July 1, 2000.
        In accordance with FIN 44, when an award is modified to accelerate vesting, a new measurement date results (see Note 9).

    Financial Instruments

        The carrying amounts of the Company's financial instruments, which consist principally of cash, accounts receivable, accounts payable and notes payable, approximate fair value.

    Recent Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, Accounting for the
        Impairment or Disposal of Long-lived Assets and for Long-lived Assets to
        Be Disposed Of, which resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003. Adoption of SFAS No. 144 is not expected to have a significant impact on the Company's consolidated results of operation or financial position.

        The Company adopted SFAS No. 148, Accounting for Stock-Based
        Compensation-Transition and Disclosure, in 2002. This standard amends the disclosure requirements of SFAS No. 123, requiring additional disclosures about stock-based compensation in the Company's financial statements. The adoption of SFAS No. 148 had no significant impact on the Company's results of operations or financial position.

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

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

Note 3:  Inventories

                                                                 2002
                                                        --------------------

           Raw materials                                  $        556,858
           Work-in-process                                           4,289
           Finished units                                        1,691,225
                                                           ---------------

                                                          $      2,252,372
                                                           ===============                                                        ---------------

Note 4:  Debt

                                                                 2002
                                                        --------------------

           Note payable, bank (A)                         $        132,499
           Convertible note payable, net of discount (B)           125,000
           Note payable, bank (C)                                  176,648
           Note payable, bank (D)                                  150,016
                                                           ---------------
                                                                   584,163
           Less current maturities                                 462,970
                                                           ---------------

                                                           $       121,193
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

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

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

         (C)   Note payable to bank in monthly installments of $1,111 plus interest, at the bank's prime rate plus 1.25%, through September
               2002, secured by substantially all assets. This note was paid in full by a stockholder on behalf of the Company during fiscal
               2003.

         (D)   Note payable to bank in monthly installments of $10,000, plus interest at the bank's prime rate plus 1%, through September
               2002, secured by substantially all assets. This note was paid in full by a stockholder on behalf of the Company during fiscal
               2003.

     The aggregate annual maturities of long-term debt at June 30, 2002, are as follows:

                                                                 Aggregate
                                                                 Principal
                            Year Ended June 30                   Maturities
           ---------------------------------------------------------------------

                 2003                                        $       552,804
                 2004                                                583,196
                 2005                                                 32,400
                 2006                                                 34,400
                 2007                                                  6,363
                                                             ---------------

                 Total aggregate principal payments                1,209,163

                 Less current portion                                462,970
                 Less unamortized portion of debt discount           625,000
                                                             ---------------

                 Long-term debt                              $       121,193
                                                             ===============

     Notes payable to stockholders at June 30, 2002, consists of the following unsecured notes:

                                                                     2002
                                                             -------------------

           Note payable (E)                                  $       925,000
           Note payable (E)                                          375,000
           Note payable (F)                                          214,240
           Note payable (G)                                          131,463
                                                             ---------------

                                                             $     1,645,703
                                                             ===============

         (E)   Stockholder notes payable, interest at prime plus 1%, due at maturity, July 31, 2004.

         (F)   Stockholder note payable, interest at 6.75% due at maturity,
               July 31, 2004.

         (G)   Stockholder note payable, interest at prime, due at maturity,
               July 31, 2004.

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

               The prime rate of interest at June 30, 2002 was 4.75%.

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

        The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease, and lease amortization is included in depreciation expense. Property and equipment included
        $87,970 of assets under capital lease less $19,008 of accumulated depreciation at June 30, 2002.

        Future minimum payments for noncancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 2002, are as follows:

                                                    Operating          Capital
                                                      Leases           Leases
                                                 -------------------------------

           2003                                   $     371,479     $     35,056
           2004                                         292,639           26,345
           2005                                         274,648           13,018
           2006                                         252,588                0
           2007 and beyond                              295,458                0
                                                  -------------     ------------

                                                  $   1,486,812     $     74,419
                                                  ==============    ============

           Less amount representing interest                              12,260
                                                                    ------------

           Present value of future minimum lease payments                 62,159

           Less current portion                                           27,447
                                                                    ------------

                                                                    $     34,712
                                                                    ============

        Total rent expense incurred under operating leases amounted to $365,227 for the year ended June 30, 2002.

Note 6:  Stockholders' Equity

        On August 4, 2001, the Decorize, Inc. board of directors authorized the issuance of up to 500,000 common stock purchase warrants to 11 former holders of Class B Units in Decorize.com, L.L.C. The warrants were exercisable for $2.00 per share. During 2002, 30,000 warrants were exercised for consideration of $60,000. The remaining 470,000 warrants expire on June 30, 2003.

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

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

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

Note 7:  Income Taxes

        The provision for income taxes includes these components:

                                                                       2002
                                                                 ---------------

           Taxes currently payable                                $         ---
           Deferred income taxes                                         32,700
                                                                   ------------

                  Income tax expense                              $      32,700
                                                                   ============

        A reconciliation of income tax expense at the statutory rate to the
        Company's actual income tax expense is shown below:

                                                                       2002
                                                                 ---------------

           Computed at the statutory rate (34%)                   $    (674,608)
           Increase (decrease) resulting from
               Nondeductible expenses                                   258,648
               State income taxes                                       (48,447)
               Changes in the deferred tax asset valuation allowance    520,700
               Other                                                    (23,593)
                                                                  -------------

                  Actual tax expense                              $      32,700
                                                                   ============

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                        2002
                                                                 ---------------
           Deferred tax assets
               Allowance for doubtful accounts                    $      81,760
               Accrued compensated absences                              20,154
               Inventories                                               49,102
               Capital lease obligations                                 22,121
               Net operating loss carryforwards                         403,615
               Charitable contribution carryforwards and other            1,095
                                                                   ------------
                                                                        577,847
                                                                   ------------

           Deferred tax liabilities
               Property and equipment                                   (39,562)
               Prepaid expenses                                         (17,585)
                                                                   ------------
                                                                        (57,147)
                                                                   ------------

                 Net deferred tax asset before valuation allowance      520,700
                                                                   ------------

           Valuation allowance
               Beginning balance                                            ---
               (Increase) decrease during the period                   (520,700)
                                                                   ------------

               Ending balance                                          (520,700)
                                                                   ------------

                  Net deferred tax asset                           $          0
                                                                    ===========

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

        For the year ended June 30, 2002, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2002, the
        Company had approximately $1,060,000 of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2023, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

Note 8:           Profit-sharing Plan

    Profit-sharing Plan

        The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company's contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2002.

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

        A summary of the Company's stock option activity and related information for the year ended June 30, 2002 is presented below:

                                                          2002

                                                                 Weighted
                                                             Average Exercise
                                                Shares             Price
                                         --------------------------------------

       Outstanding, beginning of year               344,823       $  .99
           Granted                                  454,700         2.73
           Exercised                                     --          --
           Forfeited                                (14,525)        2.26
                                            ---------------

     Outstanding, end of year                       784,998         1.97
                                            ===============

       Options exercisable, end of year             547,675         1.68

        The fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

                                                                    2002
                                                            --------------------

           Dividend per share                                 $            --
           Risk-free interest rate                                 4.4% to 6%
           Weighted average expected life of options             5 to 7 years
           Expected volatility of the Company's common
              stock market price                               0.516 to 0.463

           Weighted average fair value of options granted
              during the year                                           $1.58

        The following table summarizes information about stock options under the plan outstanding at June 30, 2002:

                                 Options Outstanding              Options Exercisable
    Range of               Weighted-Average     Weighted                      Weighted
    Exercise      Number      Remaining      Average Exercise   Number    Average Exercise
     Prices    Outstanding Contractual Life      Price        Exercisable      Price
------------------------------------------------------------------------------------------

$0.80 to $1.80   339,498         6 years         $0.98          339,498        $0.98
$2.60 to $2.70   420,500      6.66 years         $2.66          183,174        $2.66
$3.95 to $4.20     2,500      3.63 years         $4.00          25,000         $4.00

        The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and no compensation cost has been recognized for the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using Statement of
        Financial Accounting Standards No. 123, the Company's net income would have decreased by $520,197 for the year ended June 30, 2002. Basic and diluted earnings per share would have decreased by $0.05 at June 30,
        2002.

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

        On October 3, 2001, the Board of Directors approved the acceleration of vesting of 339,498 options granted June 29, 2001, held by certain current employees, including officers of the Company. These options have a 7-year life and originally vested on certain performance requirements being met. With the Board approval these options became fully vested as of June 29, 2002. Other than the changes in the vesting period, there was no other change in the terms of the original options as granted.

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

                                Decorize, Inc.
                   Notes to Consolidated Financial Statements
                                 June 30, 2002

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

        An officer voluntarily ended his employment with the Company effective
        August 25, 2003. The Company has agreed to pay a total of approximately
        $36,000 plus 65,000 shares of common stock in severance benefits to the officer between September 1, 2003, and March 1, 2004.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Decorize, Inc. (Successor to Guidelocator.com, Inc.) and Subsidiary
Springfield, Missouri

We have audited the accompanying consolidated statements of operations,  changes in stockholders' equity, and cash flows of Decorize, Inc. and Subsidiary for the six months  ended June 30,  2001 and the period  March 6, 2000 to  December  31,
2000. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

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

In  our  opinion,  the  consolidated   statements  of  operations,   changes  in
stockholders'  equity and cash flows  referred to above present  fairly,  in all material  respects,  the results of operations and cash flows of Decorize,  Inc.
and  Subsidiary  for the six months  ended June 30, 2001 and the period March 6,
2000 to December 31, 2000, in conformity  with accounting  principles  generally accepted in the United States of America.

As  discussed  in  note 2,  the  company  restated  its  consolidated  financial statements to reclassify  Decorize.com,  L.L.C.'s accumulated deficit to paid-in capital as of the date Decorize.com,  L.L.C. was merged into Decorate,  Inc. and
to  correct  the  presentation  of   Guidelocator.com,   Inc.'s   (Guidelocator)
outstanding common stock prior to the merger with Decorate, Inc.

                    /s/  Kirkpatrick, Phillips & Miller, CPA's, P.C.

September 7, 2001, except for note 2 as to which the date is August 4, 2003
Springfield, Missouri

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (RESTATED)

                                                               Period
                                            Six Months Ended   March 6, 2000
                                            June 30, 2001      December 31, 2000
                                            -------------      -----------------

Sales                                        $842,274           $284,307

Cost of sales                                585,135            220,829
                                             -------            -------

Gross profit                                 257,139             63,478
                                            --------             ------

Operating expenses:
     Selling, general and administrative     994,566            654,866
     Depreciation and amortization           27,545              17,190
                                             ------              ------
     Total operating expenses                1,022,111          672,056
                                             ---------          -------

Net loss from operations                     (764,972)          (608,578)

Other income (expense):
Interest income                              7,822              15,475
     Interest expense                        (4,699)            (485)
     Other                                   (80,000)           (72,293)
                                             --------           --------
     Total other income (expense)            (76,877)           (57,303)
                                             --------           --------

Net loss before income taxes                 (841,849)          (665,881)

Income tax benefit                           (32,700)                   -
                                             --------           ---------

Net loss                                     $(809,149)         $(665,881)
                                             ==========         ==========

Basic and diluted loss
         per share                           $(0.17)            $(0.15)
                                            =========           =======

Basic and diluted weighted-average
         shares outstanding                  4,701,206          4,396,672
                                            ==========          =========

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  PERIOD MARCH 6, 2000 TO DECEMBER 31, 2000 AND SIX MONTHS ENDED JUNE 30, 2001

                                   (RESTATED)

                                                                               Receivables
                                                                                 from
                                Common Stock                                  Stockholders
                                            Par     Paid-in     Accumulated       for
                               Shares      Value    Capital       Deficit    Stock Issuance   Total
Net proceeds from issuance of
    common stock               4,396,672   $4,397  $1,770,603        $  --     $ (330,000)  $1,445,000

Net loss                               -        -           -     (665,881)              -   (665,881)
                               ---------   ------  ----------     ---------    -----------  ----------

Balances, December 31, 2000    4,396,672    4,397   1,770,603     (665,881)      (330,000)     779,119

Net loss                               -        -           -     (809,149)              -   (809,149)

Exercise of stock options        109,864      110      41,555             -              -      41,665

Collection of receivables for
    stock issuance                     -        -           -             -        330,000     330,000

Merger of Decorize.com,
    L.L.C., into Decorate,
    Inc.                               -        -  (1,296,375)    1,296,375              -           -

Issuance of common stock for
    acquisition of
    Guildmaster, Inc.          3,193,464    3,193    2,049,284            -              -   2,052,477

Net proceeds from issuance
    of common stock              876,000      876      651,118            -              -     651,994

Issuance of common stock
    from merger with
    Guidelocator               1,424,000    1,424      (1,424)            -              -           -
                               ---------    -----     --------   ----------    -----------  ----------

Balances, June 30, 2001       10,000,000  $10,000    $3,214,761  $(178,655)           $  -  $3,046,106
                              ==========  =======    ==========  ==========           ====  ==========

The accompanying notes are an integral part of the consolidated financial statements.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             Period
                                                           Six Months Ended  March 6, 2000 to
                                                           June 30, 2001     December 31, 2000
                                                           -------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(809,149)        $(665,881)
Adjustments to reconcile net loss to cash provided
by operating activities:
         Depreciation                                      27,756            17,190
         Common stock issued for services                  -                 50,000
         Loss on abandonment of property
         and equipment                                     -                 72,293
         Exercise of stock options                         41,665            -
Changes in certain assets and liabilities:
         Receivables                                       (140,799)         (22,970)
         Inventories                                       (146,793)         (61,055)
         Prepaid expenses and other                        (12,825)          (125,445)
         Deferred tax benefits                             (32,700)          -
         Accounts payable                                  52,627            86,679
         Accrued expenses                                  170,292           35,710
                                                           -------           ------
             Net cash used in operating activities         (849,926)         (613,479)
                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment             (29,824)          (222,448)
         Other receivables                                 (69,537)
         Acquisition of Guildmaster, Inc., net of cash     300               -
                                                           ----------        ---------
                  Net cash used in investing activities    (99,061)          (222,448)
                                                           --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments under capital lease obligation (1,568)           (2,108)
         Proceeds from receivables  for issuance of
           common stock                                     330,000          -
         Issuance of common stock, net of related expenses  152,770          1,395,000
                                                            -------          ---------
                  Net cash from financing activities        481,202          1,392,892
                                                            -------          ---------
                  Net increase (decrease) in cash
                  and cash equivalents                      (467,785)        556,965

CASH AND CASH EQUIVALENTS, beginning of period              556,965          -
                                                            ------           --------
CASH AND CASH EQUIVALENTS, end of period                    $89,180          $556,965
                                                            =======          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST                                      $4,699           $485
                                                            =======          ====

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period March 6, 2000 to December 31, 2000, the Company entered into a capital lease for a phone system. The Company recorded the phone system and corresponding lease obligation at its market value of $10,204. The Company issued common stock in exchange for $50,000 of services during the same period.
The Company acquired Guildmaster, Inc. on June 18, 2001. See Note 3 for details of that transaction. On June 29, 2001 the Company issued 876,000 shares of common stock for $230,000 and a receivable of $470,000 (See Note 11).

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

          Principles of  consolidation  - The Company is a holding company whose assets consist of its investment in its subsidiary.  The business of the consolidated group is conducted through Decorate, Inc. and
               Guildmaster,  Inc. The results of companies acquired are included in the consolidated  financial statements from the effective date
               of  acquisition  (see  Note  3).  All  significant   intercompany
               balances and transactions have been eliminated in consolidation.

          Inventories -  Inventories  have  been  valued at the lower of cost or market, as determined by the first-in first-out (FIFO) method.

          Depreciation  -  Depreciation   has  been  computed  by  applying  the
               straight-line method over the following estimated lives:

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

          Goodwill - Goodwill  has been  recorded by the  Company in  connection with the  acquisition  of the net  assets of  Guildmaster,  Inc.,
               which  is  discussed  further  in  Note  (3).   Goodwill,   which
               represents  the excess of the purchase  price over the  estimated market  value of net assets  acquired,  is being  amortized  on a straight-line basis over fifteen years.  Amortization expense was not charged to operations  for the period from the merger date to
               June  30,  2001,  because  the  amount  was not  material  to the consolidated financial statements.

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

               As discussed in Note 3, Decorate,  Inc. merged with Decorize.com,
               L.L.C. on June 18, 2001. Because Decorize.com, L.L.C. operated as a limited  liability  company,  any net losses  incurred  between
               March 6, 2000 and June 18,  2001 will be passed  through  to each member  of the  limited  liability  company  with no  income  tax benefit resulting to the Company.

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

     Revenue  Recognition - Revenue from the sale of the  Company's  products is recognized as products are delivered to customers.

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

(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In connection with our filing of Form SB-2 with the Securities and Exchange
     Commission  (SEC),  the SEC has requested the Company  restate the 2001 and
     2000 financial  statements.  The restatement reflects adjustments which are corrections of errors made in the  application of U.S.  generally  accepted accounting  principles  (GAAP) and  includes  (i) the  reclassification  of
     Decorize.com,  L.L.C.'s  accumulated  deficit to paid-in  capital as of the date  Decorize.com,  L.L.C.  was merged into  Decorate,  Inc.  and (ii) the presentation of Guidelocator's outstanding common stock prior to the merger with Decorate, Inc.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (i)  Reclassification of Decorize.com, L.L.C.'s accumulated deficit

          Decorate, Inc. was incorporated on March 28, 2001 for the sole purpose of  merging  with  Decorize.com,  L.L.C.  to change the  formation  of
          Decorize.com  from a limited  liability  company to a corporation.  On
          June 18, 2001 Decorize.com, L.L.C. merged into Decorate, Inc. The same individuals owned the two entities, therefore the merger was accounted
          for  as  a  recapitalization   of  Decorize.com,   L.L.C.  The  ending
          accumulated deficit of Decorize.com, L.L.C. was originally reported as the beginning  accumulated  deficit of Decorate,  Inc. The restatement closed the  accumulated  deficit of  Decorize.com,  L.L.C. on June 18,
          2001  into  paid-in  capital.  The  accumulated  deficit  amounted  to
          $1,296,375. This change is reflected in the consolidated statements of changes in stockholders' equity. After this change, paid-in capital is
          $3,214,761 instead of $4,511,136 and accumulated deficit is $(178,655)
          instead of $(1,475,030) at June 30, 2001. This change had no effect on total assets, total liabilities,  total stockholders' equity, net loss or loss per share.

     (ii) Presentation of Guidelocator.com, Inc.'s outstanding common stock

          Decorate,  Inc.  was  acquired on June 29, 2001,  by  Guidelocator,  a
          public   shell   company  with  no  assets  or   operations.   Because
          Guidelocator was a public shell company, the transaction was accounted for as a  recapitalization,  rather  than as a  business  combination.
          Immediately  before the transaction on June 29, 2001  Guidelocator had
          1,424,000 shares of common stock  outstanding.  These shares continued
          to be outstanding  after the  transaction  with  Decorate,  Inc. Since
          Guidelocator had no operations, assets or liabilities,  Guidelocator's outstanding  common  stock was  treated as if it had been  outstanding
          since  Decorate,  Inc.  and  its  predecessors  were  organized.   The
          restatement   changes  this   presentation   to  show   Guidelocator's
          outstanding  common  stock  as if it were  issued  on June  29,  2001.
          Outstanding  common  stock  reported as of December  31, 2000 has been reduced by 1,424,000 shares.  This change had the following effects on the consolidated financial statements:

                                                       As Originally      As
                                                         Reported      Restated
       Shares of common stock outstanding at
            December 31, 2000                              5,820,672   4,396,672
       Common stock par value at December 31, 2000        $    5,821  $    4,397
       Paid-in Capital at December 31, 2000               $1,769,179  $1,770,603
       Loss per share - six months ended June 30, 2001    $   (0.13)  $   (0.17)
       Weighted-average shares outstanding - six months
         ended June 30, 2001                               6,117,338   4,701,206
       Loss per share - period March 6, 2000 to
         December 31, 2000                                $   (0.11)  $   (0.15)
       Weighted-average shares outstanding - period
         March 6, 2000 to December 31, 2000                5,820,672   4,396,672

          This change had no effect on total assets, total liabilities, total stockholders' equity or net loss.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  MERGERS AND ACQUISITION

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

     Decorate,  Inc.  was acquired on June 29, 2001,  by  Guidelocator,  a Texas corporation.  Guidelocator  was a public  shell  company  with no assets or
     operations.   Guidelocator  issued  7,700,000  shares  (77%  of  the  total outstanding  shares after the  acquisition) of its common stock in exchange for all of the outstanding shares of Decorate, Inc. common stock. After the acquisition,  the  shareholders of Decorate,  Inc. held the majority of the outstanding common stock of Guidelocator. Because Guidelocator was a public shell company,  the  transaction  was accounted for as a  recapitalization, rather than as a business combination. On July 6, 2001, Guidelocator merged into Decorize,  Inc., a Delaware corporation and wholly-owned subsidiary of
     Guidelocator  formed solely for that purpose.  Because this merger occurred after June 30, 2001,  stockholders'  equity  reflected in the  consolidated statements of changes in stockholders' equity is that of Guidelocator.

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
     2001.

          The purchase  price was  comprised  of 223,210  shares of common stock
     (subsequently exchanged for 3,193,464 shares of the Company's common stock)
     valued at $2,052,477,  a $375,000 promissory note to selling  stockholders, and  acquisition  costs.  Prior to the  acquisition,  two  individuals  who together controlled 47.26% of Decorate, Inc.'s outstanding common stock and
     represented  a  minority  of  the  Decorate,   Inc.   board  owned  all  of
     Guildmaster's   outstanding  common  stock.  The  $2,500,000  cost  of  the acquisition  was allocated based on the following fair market values of the net assets acquired:

                 Cash                                         $    300
                 Accounts receivables                          437,984
                 Other receivables                              43,299
                 Inventories                                 1,225,262
                 Prepaid expenses and
                   Other                                        60,737
                 Property and equipment                        122,821
                 Goodwill                                    2,125,949
                 Accounts payable                              (41,140)
                 Accrued expenses                             (122,680)
                 Other liabilities                            (268,160)
                 Debt                                         (159,372)
                 Notes payable to
                   Stockholders                               (925,000)
                                                           ------------
                   Total cost of net
                     assets acquired                        $ 2,500,000
                                                           ============

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  MERGERS AND ACQUISITION (CONTINUED)

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

                                         Six Months               Period
                                           Ended               March 6, 2000
                                       June 30, 2001       to December 31, 2000
                                      ---------------     ----------------------
                                        (Restated)              (Restated)

  Sales                            $           2,984,671    $       4,806,617
  Cost of sales                                1,932,197            3,010,577
                                    --------------------     ----------------
  Gross profit                                 1,052,474            1,796,040
  Operating expenses                           1,930,879            2,013,357
                                    --------------------     ----------------
  Net loss from operations                     878,405)             (217,317)
  Other income (expense)                       (148,728)            (188,721)
                                     ------------------      ---------------
  Net loss before income taxes                 (1,027,133)          (406,038)
  Income tax benefit                           (184,884)            (73,087)
                                     ------------------      --------------
  Net loss                          $          (842,249)    $       (332,951)
                                     ==================      ===============

  Basic and diluted
    loss per share                  $          (0.11)       $       (0.04)
                                     ===============         ============

(4)  LEASES

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

     The Company leases equipment, which meets the criteria of capital leases as defined by SFAS No. 13. Accordingly, minimum rentals have been capitalized, and the  related  asset and  obligation  have been  recorded  at their fair market  value at the  inception  of the lease.  The asset is amortized on a straight-line  basis over the term of the lease, and interest is accrued on the basis of the outstanding lease obligation.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LEASES (CONTINUED)

     Future minimum payments for noncancelable  leases with initial or remaining terms of one year or more at June 30, 2001, are as follows:

                                                  Capital            Operating
        Year Ended                                Leases               Leases
        ----------                              ----------         -------------
        June 30, 2002                           $    3,941         $     149,700
         June 30, 2003                               3,613                19,600
                                                ----------         -------------
         Total minimum lease payments                7,554         $     169,300
                                                                   =============
         Less amount representing interest           1,026
                                                ----------
         Present value of net obligation             6,528
         Less current maturities                     3,400
                                                ----------
         Non-current obligations
          under capital leases                  $    3,128
                                                ==========

     Total rent expense  incurred under operating leases amounted to $22,470 and
     $13,128 for the six months ended June 30, 2001 and the period March 6, 2000 to December 31, 2000, respectively.

(5)  ADVERTISING COSTS

     The  Company   incurred   $74,601  and  $145,246  in  non-direct   response
     advertising  costs for the six months  ended  June 30,  2001 and the period
     March 6, 2000 to December 31, 2000,  respectively.  The company incurred no direct response advertising costs during the periods.

(6)  CONCENTRATIONS OF CREDIT RISK

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

(7)  RETIREMENT PLAN

     Effective  January 1994,  Guildmaster,  Inc. adopted a 401(K) plan covering all full-time employees.  Contributions to the plan for any fiscal year, as determined by the Board of Directors,  are discretionary  but, in no event, will exceed 15 percent of the annual aggregate  salaries of those employees eligible for participation in the plan plus carryovers from prior years. No employer  amounts were  contributed to the plan for any period presented in these consolidated financial statements.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  INCOME TAXES

     The provision for income tax expense is as follows:

                                                            Six months ended
                                                              June 30, 2001
                                                            ----------------
              Current                                        $            -
              Deferred                                              (32,700)
                                                             --------------
                   Total                                     $      (32,700)
                                                             ==============

     The  provision for income taxes differs from that computed at the statutory corporate rate of 34% as follows:

                                                            Six months ended
                                                              June 30, 2001
                                                            ----------------
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
                                                             ===============

     As of June  30,  2001,  the  Company  had  approximately  $66,000  of a net operating loss carryforward.  The loss carryforward will expire in the year ending June 30, 2021

(9)  LOSS PER SHARE - RESTATED

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

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  LOSS PER SHARE - RESTATED (CONTINUED)

                                                                           Period
                                Six Months Ended                      March 6, 2000 to
                                 June 30, 2001                       December 31, 2000
                     ---------------------------------------------------------------------------
Basic loss                                      Per Share                            Per Share
  per share:              Loss        Shares       Amt.         Loss       Shares       Amt.
                          ----        ------       ----         ----       ------       ----
Loss available
to Common
Stockholders         $ (809,149      4,701,206     (.17)     $(665,881)   4,396,672   $ (.15)
                     ---------------------------------------------------------------------------

Effect of
  dilutive securities     -             -                       -             -
                     ---------------------------           --------------------------

Diluted loss per
  share:
Loss available to
  Stockholders plus
  stock options      $ (809,149)    4,701,206      (.17)     $(665,881)   4,396,672   $ (.15)
                     ===========================================================================

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

       The Company granted stock options to employees on June 29, 2001 under the
       Company's 1999 equity incentive plan. The grants were done with the knowledge that Guidelocator would merge with Decorize, Inc. on July 6,
       2001. The merger created additional authorized but unissued common stock.
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

(10) STOCK OPTION PLAN (CONTINUED)

     A summary of the Company's stock option activity for the six months ended
     June 30, 2001 follows:

                                                                 Weighted-
                                                                  average
                                           Options             Exercise price
                                        ---------------     ---------------------

      Outstanding - beginning
         of period                               -                   -
      Granted                                 454,687              .74934
      Exercised                               109,864              .00376
      Forfeited                                  -                   -
                                        ---------------
      Outstanding - end
        of period                             344,823              .98690
                                        ===============

      Exercisable at end
        of period                                -                   -

      Weighted-average fair
        value  of options
        granted during the
        Period                           $       0.23
                                        ===============

     The exercise prices of the options granted on June 29, 2001 range from $.80 to $1.88. The options have a 7-year life and vest based on certain performance requirements being met. The vesting periods are estimated to range from 6 months to 36 months.

     Pro forma information regarding net loss and loss per share is required by
     SFAS No. 123 using the fair value method of that statement. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2001:

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

     For purposes of pro forma disclosures the pro forma results for the period from January 1, 2001 to June 30, 2001 would not have been materially different than actual results.

       DECORIZE, INC. (SUCCESSOR TO GUIDELOCATOR.COM, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10)  STOCK OPTION PLAN (CONTINUED)

     In  February  2001,  Decorize.com,  L.L.C.  issued a total of  41,257  unit options to ten employees. These options were all exercised in February 2001 at a price of $.01 per  unit.  The units  were  ultimately  converted  into
     109,864 shares of the Company's stock.

(11) RELATED PARTY TRANSACTIONS

     Notes payable to stockholders consists of:

                                                                 June 30, 2001
                                                             -------------------

                  Prime + 1%; unsecured; interest
                    due at maturity;  matures
                    June 15, 2002                                $       925,000

                  Prime + 1%; unsecured; interest
                    due at maturity;  matures
                    June 15, 2002                                        375,000
                                                             -------------------

                                                                 $     1,300,000
                                                             ===================

     Through a private offering of stock, 876,000 shares of the Company's common stock  were  sold for  $700,000  on June  29,  2001.  As of June 30,  2001,
     $230,000 of the  proceeds had been  received.  The  remaining  $470,000 was received in July 2001.

     A stockholder of the company owed the company  $39,537 as of June 30, 2001, for expenses paid by the Company.

(12) RESTRICTIONS IN LOAN AGREEMENTS

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

(13) DEFERRED COMPENSATION

     In January 2001 the Company entered into a deferred compensation  agreement with one of its officers. The Company is deferring $40,000 of the officer's salary for the period  January 1, 2001 to December 31, 2001.  The agreement calls for the  payment of this  amount in January  2002.  The  Company  has recorded a $20,000 liability for this agreement as of June 30, 2001.

(14) EMPLOYMENT AGREEMENTS

     As part of the Guildmaster,  Inc.  acquisition,  employment agreements were entered into with two officers of the Company. The agreements are effective for a three-year period and contain a  covenant-not-to-compete clause that prohibits the officers from competing  against the  corporation for two years after the officers  voluntarily  terminate their  employment.
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
                  Determination Date                     Issued to Employee
          ------------------------------------        --------------------------

          Less than $700,000                                 $              -
          $700,000 - $899,999                                           100,000
          $900,000 - $1,099,999                                         150,000
          $1,100,000 or more                                            250,000

(15) SUBSEQUENT EVENTS

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

                                       19

                                   SIGNATURES

          Pursuant to the  requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DECORIZE, INC.

Date:   December 5, 2003               By:   /s/ James K. Parsons
                                          --------------------------------------
                                             James K. Parsons
                                             Chief Executive Officer, President
                                             and Chairman of the Board

          Pursuant to the  requirements of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities indicated on December 5, 2003.

           Name                                         Title

/s/ James K. Parsons
------------------------------------
James K. Parsons                           President and Chief Executive Officer
                                           (principal executive officer)

/s/ Alex Budzinsky
------------------------------------
Alex Budzinsky                             Executive Vice President and Chief Financial
                                           Officer (principal financial officer)

/s/ Brent Olson
------------------------------------
Brent Olson                                Vice President of Finance and Treasurer
                                           (principal accounting officer)

/s/ Kevin Bohren
------------------------------------
Kevin Bohren                               Chairman of the Board

/s/ J. Michael Sandel
------------------------------------
J. Michael Sandel                          Director and Vice President

------------------------------------
Timothy M. Dorgan                          Director

/s/ John E. Bagalay, Jr.
------------------------------------
John E. Bagalay, Jr.                       Director

------------------------------------
Fabian Garcia                              Director

                                       20

                              DECORIZE CORPORATION
                                Index to Exhibits
                                  (Item 14(a))

Exhibit
Number                                               Description
-------                                              -----------

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

                                       21

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
31(a) Certification  by James K. Parsons,  President and Chief Executive  Officer
      of the  Registrant,  pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d -
      14(a). (9)
31(b) Certification  by  Alex  Budzinsky,  Executive  Vice  President  and  Chief
      Financial Officer of the Registrant,  pursuant to 17 CFR 240.13a - 14(a) or
      17 CFR 240.15d - 14(a). (9)
32(a) Certification  of  CEO  pursuant  to 18  U.S.C.  Section  1350  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32(b) Certification  of  CFO  pursuant  to 18  U.S.C.  Section  1350  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
99.1  Proxy Statement of Registrant. (10)

----------------------

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
(10) Filed November 4, 2002.

                                       22