Form 10KSB/A
period 2003-06-30
DECORIZE INC
filed 2003-12-05
CIK 1095471

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
         Item 9.    Directors and Executive Officers of the Registrant................20
         Item 10.   Executive Compensation............................................20
         Item 11.   Security Ownership of Certain Beneficial Owners and Management....20
         Item 12.   Certain Relationships and Related Transactions....................20

PART IV

                                Explanatory Note

Decorize, Inc. hereby amends and restates in its entirety its Annual Report on
Form 10-KSB for the period ending June 30, 2003, which was filed on September
26, 2003, by filing this amended annual report as provided by the applicable rules under the Securities and Exchange Act of 1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and Exchange Commission during their review of the Company's Registration Statement on Form SB-2, which registers the resale of shares of the Company's common stock owned by certain stockholders. This Form 10-KSB/A contains a restatement of the Company's annual financial statements and related disclosure to reflect its responses to those comments.

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

          We incurred a net loss of $1.2 million for the fiscal year ended June
30, 2003. Although our revenues increased significantly since the beginning of fiscal 2002, our operating expenses have decreased slightly. We cannot assure you that our operating losses will continue to decline , even if sales continue to increase. We will need to generate greater revenues to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

We failed to meet a financial covenant under our factoring agreement in fiscal
2003, and if we are unable to meet our covenants in the future, then we could lose our factoring arrangement, which could cause our business to fail.

         For the fiscal year ended June 30, 2003, we incurred a net loss of $1.2 million, which exceeded the net income financial covenant under our factoring agreement with CIT Group/Commercial Services dated January 30, 2003. CIT waived our noncompliance for fiscal 2003 and amended the factoring agreement to require that we have a net loss of no more than $600,000 for fiscal 2004 and net income of no less than $1 for each fiscal year thereafter. Our current business plan contemplates significant non-cash expenses in connection with our financing and investor relations activities during fiscal 2004, and we currently project that we will not be in compliance with the amended covenants for fiscal 2004. If we fail to comply with our financial covenants, we expect to again request a waiver from CIT. We have informed CIT of our projected noncompliance with the net income covenant, and CIT has indicated it will consider a waiver at the completion of fiscal 2004. If we fail to meet any financial or operating covenants under the factoring agreement, and if cit refuses to waive any such non-compliance, then CIT could declare a default, terminate the factoring agreement and foreclose on all accounts and related collateral that secure our obligations under the factoring agreement. A foreclosure of those accounts would be disruptive to our business and could harm our relationships with customers who would be contacted during the collection of those accounts by CIT.
Furthermore, if CIT terminates the factoring agreement because of our default, and we are unable to promptly obtain replacement financing, then our cash flow may be severely restricted. The reduction in available cash flow combined with the impact of any business disruption from a foreclosure by CIT could cause us to become less profitable or incur higher losses, which in turn could cause the price of our stock to decline and you to lose the value of your investment.

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

         The current members of our Board of Directors beneficially own, in the aggregate, approximately 55.7% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors, would be able to obtain the number of votes necessary to overrule the board.

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

          For the fiscal year ended June 30, 2003, we failed to comply with the net income financial covenant under the CIT factoring agreement, which required that our net loss not exceed $150,000 for that fiscal year. Our net loss in fiscal 2003 was $1.2 million. CIT signed an amendment and waiver letter in september 2003, which waived our noncompliance with the net income covenant for fiscal 2003 and amended the covenant to require us to have a net loss of no more than $600,000 and net income of no less than $1 for each fiscal year thereafter during the term of the agreement. We paid a $5,000 waiver fee in consideration of the waiver and amendment, and we also reimbursed CIT for approximately
$700.00 in legal fees and other expenses associated with the waiver and amendment. We believe that our projected level of operating losses, combined with the impact of significant non-cash expenses that we expect to incur during fiscal 2004 in connection with planned financing and investor relations activities, make it likely that we will not be in compliance with our net income covenant at the end of fiscal 2004. Therefore, we anticipate requiring another waiver or amendment for the factoring agreement following the end of fiscal
2004.

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

          We believe that additional financing will be needed to meet the capital requirements associated with our growth objectives. We will evaluate alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt we have incurred in the acquisition of
GuildMaster and Faith Walk, as we deem appropriate. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives. We have recently obtained short-term loans from an officer of the Company to meet working capital requirements but there is no assurance that additional such funds, in needed, will be available in the future.

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

    Due From Factor

          Decorize and its subsidiaries regularly sell the majority of their accounts on a pre-approved, non-recourse basis under global factoring agreements. Accounts receivable sold are subject to pre-approval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire the disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the consolidated balance sheet. Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to the
          Company at the factor's option. The Company's factoring agreement includes certain financial targets, including a minimum consolidated tangible net worth measured at the end of each month and certain net income or loss thresholds for each fiscal year. The Company's net loss exceeded the target net loss thresholds for the year ended June 30,
          2003, and on September 12, 2003, the Company received a written waiver of that requirement for fiscal 2003 from the factor. At that time the factor also amended the factoring agreement to incrase the allowable net loss for the fiscal year ended June 30, 2004.

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
Fabian Garcia                                              Director

/s/ J. Michael Sandel
-----------------------------------
J. Michael Sandel                                          Director and Vice President

-----------------------------------
Jon T. Baker                                               Director

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
13.  2003 Annual Report to Stockholders. (11)

16.1 Letter from Kirkpatrick, Phillips & Miller, CPA's, P.C. (9)
16.2 Letter from Ernst & Young LLP. (10)
31(a) Certification by James K. Parsons, President and Chief Executive Officer
     of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d -
     14(a). (13)
31(b) Certification by Alex Budzinsky, Executive Vice President and Chief
     Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or
     17 CFR 240.15d - 14(a). (13)
32(a) Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32(b) Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
99.1 Proxy Statement of Registrant. (14)
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
(12) Incorporated by reference to the exhibits to Amendment No. 6 to the
     Registration Statement on Form SB-2 filed by Decorize, Inc. on October 10,
     2003.
(13) Filed herewith.
(14) Filed on October 23, 2003.