Form 10KSB/A
period 2002-06-30
DECORIZE INC
filed 2003-12-23
CIK 1095471

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

                                Explanatory Note

Decorize, Inc. hereby amends and restates in its entirety its Annual Report on
Form 10-KSB for the period ending September 30, 2002, which was filed on October
2, 2003, and amended on December 5, 2003, by filing this amended annual report as provided by the applicable rules under the Securities and Exchange Act of
1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and
Exchange Commission during their review of the Company's Registration Statement on Form SB-2, which registers the resale of shares of the Company's common stock owned by certain stockholders. This Form 10-KSB/A contains a restatement of the
Company's annual financial statements and related disclosure to reflect its responses to those comments.

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

                                       DECORIZE, INC.

Date:   December 19, 2003               By:   /s/ James K. Parsons
                                          --------------------------------------
                                             James K. Parsons
                                             Chief Executive Officer, President
                                             and Chairman of the Board

          Pursuant to the  requirements of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities indicated on December 19, 2003.

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