Form 10KSB/A
period 2003-06-30
DECORIZE INC
filed 2003-12-23
CIK 1095471

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
         Item 9.    Directors and Executive Officers of the Registrant................20
         Item 10.   Executive Compensation............................................20
         Item 11.   Security Ownership of Certain Beneficial Owners and Management....20
         Item 12.   Certain Relationships and Related Transactions....................20

PART IV

                                Explanatory Note

Decorize, Inc. hereby amends and restates in its entirety its Annual Report on
Form 10-KSB for the period ending June 30, 2003, which was filed on September
26, 2003, and amended on December 5, 2003, by filing this amended annual report as provided by the applicable rules under the Securities and Exchange Act of
1934. The Company has revised portions of its financial statements and legal disclosure in response to comments made by the staff of the Securities and
Exchange Commission during their review of the Company's Registration Statement on Form SB-2, which registers the resale of shares of the Company's common stock owned by certain stockholders. This Form 10-KSB/A contains a restatement of the
Company's annual financial statements and related disclosure to reflect its responses to those comments.

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

         The current members of our Board of Directors beneficially own, in the aggregate, approximately 37.0% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors, would be able to obtain the number of votes necessary to overrule the board.

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

Item 8A.  CONTROLS AND PROCEDURES.

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act
Rules 13a-15 and 15d-15 as of the end of September 30, 2003, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer
concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our filings with the Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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