Form 10QSB
period 2003-12-31
DECORIZE INC
filed 2004-02-17
CIK 1095471

===================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

  X      QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF  THE  SECURITIES  EXCHANGE
-----    ACT OF 1934
                  For the quarterly period ended:   December 31, 2003
                                                   ------------------

         TRANSITION  REPORT UNDER  SECTION 13  OR 15(d) OF THE  EXCHANGE ACT For the
-----    transition period from ________________ to __________________

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
-----------------------------

Former name, former address and former fiscal year, if changed since last report:  None
---------------------------------------------------------------------------------------

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the last  practicable  date:  As of January 31, 2004,  there were
11,710,693 shares of common stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [__] No [X]

======================================================================================

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Independent Accountants' Report                                           3

     Consolidated Balance Sheets as of December 31, 2003                       4

     Consolidated Statements of Operations for the three and six
     months ended December 31, 2003 and December 31, 2002                      6

     Consolidated Statement of Changes in Stockholders' Equity
     for the six months ended December 31, 2003                                7

     Consolidated Statements of Cash Flows for the six months
     ended December 31, 2003 and December 31, 2002                             8

     Notes to the Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of                              14
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     22

                                        2

                         Independent Accountants' Report

Audit Committee and Board of Directors
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying condensed consolidated balance sheet of
Decorize, Inc. as of December 31, 2003, and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three and six-month periods ended December 31, 2003. These financial statements are the responsibility of the Company's management.

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

                                   /s/BKD, LLP

January 31, 2004
Springfield, Missouri

                              DECORIZE, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2003
                                        (Unaudited)

                                           ASSETS

Current assets:

  Cash and cash equivalents                                           $  383,417

  Receivables:
  Trade, less allowance for doubtful accounts of  $272,903               699,838
  Due from factor, net of advances of $2,364,714                         679,537
  Other                                                                    7,854

  Inventories                                                          1,498,217

  Prepaid expenses and other                                             146,714
                                                                      ----------

               Total current assets                                    3,335,395
                                                                      ----------

  Property and equipment, net                                            466,442

  Goodwill                                                             3,258,938

  Other assets                                                           282,189
                                                                      ----------

                                                                       4,007,569
                                                                      ----------
Total assets                                                          $7,342,964
                                                                      ==========

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                          DECEMBER 31, 2003 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:

           Accounts payable                                          $   633,090

           Accrued salaries and commissions                              132,438

           Other accrued expenses                                        291,999

           Deferred revenues                                             113,622

           Advances from factor                                          755,656

           Current portion of shareholder note                           746,470

           Current portion long-term debt                                431,130

           Current portion of capital lease obligations                   96,400
                                                                      ----------

           Total current liabilities                                   3,200,805
                                                                      ----------

   Capital lease obligations, less current portion                        23,322

   Long-term debt, less current portion                                   59,283

   Notes payable to stockholders                                       1,803,010
                                                                      ----------

           Total liabilities                                           5,086,420
                                                                      ----------

   Stockholders' equity:

           Preferred stock, $.001 par value; 10,000,000 shares
           authorized, none issued                                             -

           Common stock, $.001 par value; 50,000,000 shares
           authorized, 11,370,693 shares outstanding                      11,371

           Additional paid-in capital                                  7,691,366

           Accumulated deficit                                       (5,446,193)
                                                                     -----------

           Total stockholders' equity                                  2,256,544
                                                                     -----------

   Total liabilities and stockholders' equity                        $ 7,342,964
                                                                     ===========

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                     Six Months Ended
                                                            December 31,                          December 31,
                                                       2003             2002                2003                2002
                                                       ----             ----                ----                ----
                                                   (Unaudited)       (Unaudited)        (Unaudited)         (Unaudited)

Sales                                            $   3,263,962     $   4,089,535      $   6,960,138       $   9,304,849

Cost of goods sold                                   2,941,075         2,536,302          5,802,229           5,811,716
                                                     ---------         ---------          ---------           ---------

Gross profit                                           322,887         1,553,233          1,157,909           3,493,133
                                                     ---------         ---------          ---------           ---------

Operating expenses:
      Selling, general and administrative            1,257,372         1,496,032          2,690,115           3,069,253
      Stock compensation                                     -            20,000                  -              35,000

      Depreciation and amortization                     57,505            49,206            118,274              98,480
                                                     ---------         ---------          ---------           ---------
            Total operating expenses                 1,314,877         1,565,238          2,808,389           3,202,733
                                                     ---------         ---------          ---------           ---------

Operating income (loss)                              (991,990)          (12,005)        (1,650,480)             290,400
                                                     ---------         ---------        -----------           ---------

Other income (expense):
      Interest income                                      407             1,450                788               1,916
      Interest expense                               (247,616)         (161,141)          (448,402)           (325,844)

      Other                                            (1,034)            25,042              (197)              51,069
                                                     ---------         ---------          ---------           ---------

            Total other income (expense)             (248,243)         (134,649)          (447,811)           (272,859)
                                                     ---------         ---------          ---------           ---------

Net income (loss)                                $ (1,240,233)     $   (146,654)      $ (2,098,291)       $      17,541
                                                 =============     =============      =============       =============

Income (loss) per share:
      Basic:                                     $      (0.11)     $      (0.01)      $      (0.19)       $        0.00
                                                 =============     =============      =============       =============
      Diluted:                                   $      (0.11)     $      (0.01)      $      (0.19)       $        0.00
                                                 =============     =============      =============       =============

Weighted-average common shares outstanding:
      Basic:                                        11,301,128        10,723,914         11,285,910          10,577,549
                                                    ==========        ==========         ==========          ==========
      Diluted:                                      11,301,128        10,723,914         11,285,910          10,756,948
                                                    ==========        ==========         ==========          ==========

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)

                                                                Additional
                                       Common Stock              Paid-in          Accumulated
                                   Shares       Par Value        Capital            Deficit              Total
                                   ------       ---------        -------            -------              -----

Balances, June 30, 2003          11,270,693      $ 11,271      $ 7,272,369       $ (3,347,902)       $ 3,935,738

Compensatory issuance of
   common stock                     100,000           100          116,900                   -           117,000

Discount recorded on
  shareholder's note                      -             -          302,097                   -           302,097

Net loss                                  -             -                -         (2,098,291)       (2,098,291)
                                 ----------      --------      -----------       -------------       -----------

Balances, December 31, 2003      11,370,693      $ 11,371      $ 7,691,366       $ (5,446,193)       $ 2,256,544
                                 ==========      ========      ===========       =============       ===========

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                  December 31, 2003              December 31, 2002
                                                                  -----------------              -----------------
                                                                     (Unaudited)                    (Unaudited)

Operating Activities:
Net income (loss)                                                     $ (2,098,291)                     $   17,541
Items not requiring (providing) cash
     Depreciation and amortization                                          118,274                         98,480
     Compensatory issuance of common stock and stock options                117,000                         35,000
     Amortization of debt discount                                          304,373                        187,500
Changes in
     Trade accounts receivables                                           (310,546)                      (811,707)
     Due from factor                                                      (274,513)                      (145,607)
     Inventories                                                          1,547,814                        624,676
     Prepaid expenses and other current assets                              (5,995)                       (33,729)
     Accounts payable                                                     (799,297)                      (287,192)
     Accrued expenses and other                                              34,076                         17,011
     Deferred revenues                                                      113,622                              -
                                                                      -------------                     ----------
        Net cash provided by (used in) operating activities             (1,253,483)                      (298,027)
                                                                      -------------                     ----------

Investing Activities:
     Purchases of property and equipment                                   (38,126)                       (39,660)
                                                                      -------------                     ----------
        Net cash from provided by (used in) investing activities           (38,126)                       (39,660)
                                                                      -------------                     ----------

Financing Activities:
     Principal payments on long-term debt                                 (123,914)                      (340,975)
     Principal payments of stockholders' notes payable                                                     (7,330)
     Proceeds from issuance of stockholders' notes payable                1,000,000                        288,770
     Principal payments on capital lease liabilities                       (26,611)                       (16,265)
     Issuance of common stock, net of related expenses                            -                        932,490
     Principal payments on short-term debt                                (150,000)                              0
     Proceeds from issuance of short-term debt                              150,000                              0
     Payment of costs of ongoing stock registration                        (90,326)                              0
     Advances from factor, net                                              794,161                       (33,606)
                                                                      -------------                     ----------
        Net cash provided by financing activities                         1,553,310                        823,084
                                                                      -------------                     ----------

Increase (Decrease) in Cash and Cash Equivalents                            261,701                        485,397

Cash and Cash Equivalents,  beginning of period                             121,716                        148,072
                                                                      -------------                     ----------

Cash and Cash Equivalents, end of period                              $     383,417                     $  633,469
                                                                      =============                     ==========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  GENERAL

The  accompanying   unaudited  interim  consolidated   financial  statements  of
Decorize,  Inc. (the  "Company")  have been  prepared  pursuant to the rules and regulations of the Securities and Exchange  Commission  (the  "Commission")  for
reporting  on  Form  10-QSB.  Accordingly,  certain  information  and  footnotes required by generally  accepted  accounting  principles  for complete  financial statements  have  been  omitted.  These  interim  statements  should  be read in conjunction  with  the  consolidated  financial  statements  and  notes  thereto included in the  Company's  Form 10-KSB for the fiscal year ended June 30, 2003, including all amendments to that annual report.

The information contained herein reflects all normal and recurring  adjustments, which,  in the opinion of management,  are necessary for a fair  presentation of the results of operations and financial position.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At December 31, 2003, the Company has a stock-based employee  compensation plan.
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

                                                          Three Months Ended                       Six Months Ended
                                                             December 31,                            December 31,
                                                      2003                2002                 2003                2002
                                                      ----                ----                 ----                ----

Net income (loss), as reported                  $  (1,240,233)      $  (146,654)         $  (2,098,291)        $   17,541
Add:   Stock-based employee compensation
       expense included in reported net
       income, net of tax effects                            -            20,000                      -            35,000

Less:  Total stock-based employee
       compensation expense determined
       under the fair value based method,
       net of income taxes                            (61,193)         (109,665)              (174,876)         (208,270)
                                                      --------         ---------              ---------         ---------

Pro forma net income (loss)                     $  (1,301,426)      $  (236,319)         $  (2,273,167)        $(155,729)
                                                ==============      ============         ==============        ==========

Earnings per share:
     Basic - as reported                        $       (0.11)      $     (0.01)         $       (0.19)        $     0.00
     Basic - pro forma                          $       (0.12)      $     (0.02)         $       (0.20)        $   (0.01)
     Diluted - as reported                      $       (0.11)      $     (0.01)         $       (0.19)        $     0.00
     Diluted - pro forma                        $       (0.12)      $     (0.02)         $       (0.20)        $   (0.01)

Revenue from the sale of the  Company's  products is  recognized as products are delivered to customers.  Any customer deposits relate to the amounts received in advance from customers for unshipped orders. Deferred revenues relate to amounts received in advance of completed services.

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

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                     2003               2002                2003                 2002
                                                     ----               ----                ----                 ----

Numerator
Net  income  for  basic and  diluted  earnings
(loss) per share                                  $ (1,240,233)     $   (146,654)      $  (2,098,291)        $     17,541
                                                  =============     =============      ==============        ============

Denominator
Denominator  for  basic  earnings  (loss)  per
share - weighted average shares                      11,301,128        10,723,914          11,285,910          10,577,549
Effect of employee stock options and
warrants                                                      -                 -                   -             179,399
                                                  -------------     -------------      --------------        ------------
Denominator  for diluted  earnings  (loss) per
share - adjusted  weighted  average shares and
assumed conversions                                  11,301,128        10,723,914          11,285,910          10,756,948
                                                  =============     =============      ==============        ============

Basic earnings (loss) per share                   $      (0.11)     $      (0.01)      $       (0.19)        $       0.00
                                                  =============     =============      ==============        ============

Diluted earnings (loss) per share                 $      (0.11)     $      (0.01)      $       (0.19)        $       0.00
                                                  =============     =============      ==============        ============

3.  INVENTORIES

Inventories as of December 31, 2003 consist of the following:

         Finished Products                  $1,404,535
         Raw Materials                          87,088
         Work in Process                         6,594
                                            ----------
                                            $1,498,217
                                            ==========

4.  DEBT

On July 1, 2003, the Company secured a $150,000 line of credit, bearing interest at 7%  annually,  and  maturing  October 1, 2003,  with  Liberty Bank for use as operating capital.  The line of credit was secured by a $150,000  Certificate of
Deposit from James K. Parsons,  the President and Chief Executive  Officer and a
director of the Company. The line of credit has been paid off in its entirety.

On July 17, 2003,  the Company  issued a promissory  note to James K. Parsons in the amount of $150,000  with an  interest  rate equal to the prime rate plus 1%, maturing in 90 days.

In October 2003, the Company obtained a 12-month line of credit in the amount of
$800,000 from James K.  Parsons,  with  principal  amounts  outstanding  bearing interest  at a per annum rate equal to the prime rate plus

1.25%. The amounts  outstanding  under the $150,000  promissory note to James K.
Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled.  In consideration for Mr. Parson's agreement to establish the line of credit,  the Company  issued  warrants to Mr.  Parsons  exercisable  for 500,000 shares of Decorize common stock at a exercise price of $1.45 per share, based on the  market  price of the  common  stock at the  time the note was  issued.  The warrants are exercisable  immediately and expire September 30, 2006. On December
10, 2003,  pursuant to an amended and restated  line of credit  promissory  note executed by the Company in favor of Mr.  Parsons,  the  principal  amount of the line of credit was increased to  $1,000,000,  and the line of credit was secured by a subordinate security interest in the Company's inventory.  In consideration for the  increase  in the line of credit,  the  Company  issued  warrants to Mr.
Parsons to purchase an additional  200,000 shares of Decorize common stock at an exercise price of $1.20 per share, on the same terms as the warrants  originally issued in connection with the line of credit.  The warrants issued in connection with this line of credit have a relative  fair value at $302,097  which has been recorded  as a  discount  against  the  carrying  value  of the note and will be amortized  to interest  expense  over the term of the debt.  As of December  31,
2003, $1,000,000 in principal was outstanding under the line of credit.

5. STOCK OPTION PLAN

On October 22, 2003, the Company granted 380,550 options at $1.22 per share, the fair market value on that date.  The options were granted  under the 1999 Equity
Incentive Plan, have a 7- year life and various vesting periods.

On December  10,  2003,  the Board of Directors  approved  the  cancellation  of
601,050 options granted on various dates with various vesting  periods,  held by employees and directors of the Company. In exchange, the Company granted 601,050 stock  options to  employees  and  directors  on December  10,  2003,  under the
Company's 1999 Equity  Incentive  Plan. The options granted have a 7- year life, vest immediately and have an exercise price of $1.20 per share, representing the fair market value of the Company's common stock on that date.

6.  COMPENSATORY ISSUANCE OF COMMON STOCK

In December  2003,  the Company issued 100,000 shares of common stock to SBI USA as  consideration  for  advisory  services to be provided  within the  following twelve months. In January 2004, SBI terminated the relationship and returned the
100,000 shares to the Company.

7. CONTINGENCIES

In December 2002, the Company received a written claim from two former employees demanding  payment  for  allegedly  unpaid  commissions,  certain  un-reimbursed expenses and certain unexercised stock options.  The Company has rejected all of the demands made by the claimants.  Management believes the claims of its former employees are without merit, and the Company intends to vigorously defend itself against these claims. No further actions have occurred regarding these claims in the past 12 months.  No provision  has been made in the  consolidated  financial statements for any loss that might ultimately result from this matter.  However, events  could occur in the near term that would  change the amount of  estimated loss materially.

We are also subject to certain other legal  proceedings and claims that arise in the  ordinary  course  of  business.  In the  opinion  of  management,  based on discussions with and advice of legal counsel,  the amount of ultimate  liability with  respect to these  actions  will not  materially  affect  the  consolidated results of operations or our financial condition.

8.  RECENTLY ADOPTED ACCOUNTING STANDARDS

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

9.  SUBSEQUENT EVENTS

     (a)  Compensatory Issuance of Common Stock

     On January 2, 2004,  the Company issued 330,000 shares of common stock to a stockholder  of the Company as  compensation  for  investor  relations  services provided to the Company.

     (b)  Private Placement

     On February 13, 2004, the Company  completed a private placement of 500,000 shares of its Series A Convertible  Preferred Stock to SRC Holdings  Corporation
at a price of $1.00 per share. Each share of preferred stock is convertible into one share of common  stock.  The  Company  also  issued SRC  warrants to acquire
750,000 shares of common stock, at an initial exercise price of $1.40 per share, and will issue  additional  warrants for up to 1,000,000  shares of common stock upon the Company  obtaining  a new  $1,000,000  line of credit  relying on SRC's guaranty.  The terms of any credit line must be approved by both the Company and
SRC. The  proceeds  from the private  placement  will be used by the Company for working capital  purposes.  As an expense of this preferred stock offering,  the
Company also issued  warrants to acquire up to 600,000 shares of common stock to
Quest Capital Alliance,  L.L.C. The Quest warrants are exercisable at an initial exercise price of $1.40 per share and terminate on a  proportional  basis on the third, fourth and fifth anniversaries of the closing.

     In connection with the private placement,  SRC was given the right to elect two members of the Company's Board of Directors. SRC appointed Steve Crowder and
Steve Fox to serve as its initial directors.  Mr. Crowder will also be appointed
President  and Chief  Executive  Officer of the Company  effective  February 17,
2004.

     The preferred  stock ranks prior,  both as to payment of dividends and upon liquidation of the Company,  to the common stock. The liquidation  preference of the  preferred  stock is equal to $1.00 per share,  plus all  accrued and unpaid dividends.  Holders of the preferred stock are entitled to cumulative  quarterly dividends  that  accrue  at an  annual  rate  of 8%,  compounded  annually.  The preferred stock is redeemable at the Company's  option at any time upon 30 days'
notice to the holders of the preferred  stock for $1.00 per share,  plus the sum of any accrued, unpaid dividends and an optional redemption premium.

     (c)  Exchange of Debt for Common Stock

     As a condition  to the SRC private  placement,  the  Company  entered  into agreements  to  convert  an  aggregate  $1,410,200  of debt owed to a  principal stockholder and three of its current and former executive officers.  The Company issued  409,700  shares of common  stock to NEST USA,  Inc.  in  exchange  for a
$409,700 principal reduction in its existing  convertible term note. In addition to those  shares  of common  stock,  the  Company  issued a second  amended  and restated note to NEST USA, which has an initial  principal  balance equal to the remaining $210,497 owed to NEST USA and a new schedule of payments providing for monthly payments of $10,000 each beginning February 1, 2004, and ending December
31,  2005,  at which time all amounts due under the second  amended and restated
note would be due in full. The Company amended certain

outstanding  warrants  held by  NEST  USA to  extend  their  expiration  date to
December  31,  2005,  and issued  another  set of  warrants to NEST USA that are exercisable  for 400,000  shares of common  stock at an initial  exercise  price equal to $1.40, which terminate on December 31, 2006. The carrying value of this debt will be fully discounted due to the associated warrants. This discount will be amortized to interest expense over the term of the note.

     Additionally,  James  Parsons,  the acting  President and CEO and Director,
Mike Sandel, a Vice President and Director,  and Jon Baker, a founder and former
CEO of the  Company,  exchanged  outstanding  notes for  shares of common  stock pursuant to separate stock purchase agreements entered into by each of them with the  Company.  The Company  exchanged  an aggregate  $1,000,500  in  outstanding principal under three separate  promissory  notes for 1,000,500 shares of common stock, on the basis of $1.00 per share.  The Company issued 75,000 shares to Mr.
Parsons,  550,500 shares to Mr. Sandel, and 375,000 shares to Mr. Baker, and the outstanding principal amounts of the noteholders'  promissory notes were reduced accordingly.  As a result of the exchange,  the outstanding  principal amount of
Mr. Parson's note was reduced to $850,000, Mr. Sandel's note and unpaid interest was paid in full, and the outstanding principal amount of Mr. Baker's promissory note was  reduced  to  zero,  however,  the  Company  issued a new  subordinated promissory note to Mr. Baker in the amount of $56,451,  representing the unpaid, accrued interest owed to Mr. Baker under the previous note.

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

     We have established  wholly-owned  subsidiaries in both China and Indonesia to comply with local regulations.  These subsidiaries employ  administrative and clerical  personnel,  whose primary  functions are to ensure quality control and engage in product development.

     During  the six  month  period  ended  December  31,  2003,  the  Company's operating  margins were  negatively  affected by a decrease in revenues  that we believe is primarily due to the  continuation  of the lethargic  economy in that period,  and a  relative  increase  in our cost of sales in that  period  due to increases in ocean  freight rates and an increase in the portion of our revenues attributable to higher volume orders with lower margins. To address the decrease in revenue during this period,  the Executive  Committee has  instructed  senior management to evaluate these issues and other conditions  affecting our business and report  their  findings and  proposed  solutions to the Board of  Directors.
After  review of senior  management's  analysis,  the board,  together  with the senior  executives  of the Company,  will  determine  appropriate  strategies to address operational issues and industry-wide  issues that affect the Company and to generate renewed revenue growth for the remaining quarters in fiscal 2004 and beyond.

     To reduce  costs,  we have begun to reduce the volume of  production at our domestic manufacturing  facilities in Springfield,  Missouri. We believe that we can realize  significant savings in the cost associated with the items currently produced  domestically  by shifting their  production to overseas  vendors.  The
Company will  transition  the  manufacture  of these products to vendors in Asia over the remainder of our current fiscal year.

Results of Operations

The three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002

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

                                           For the three months ended December 31, 2003
                                  2003                          2002                          Change
                                  ----                          ----                          ------
                            $              %              $              %              $                 %
                            -              -              -              -              -                 -
Sales, net            $  3,263,962                  $ 4,089,535                   $  (827,573)
Cost of goods sold       2,941,075        90.1%       2,536,302        62.0%           404,773          28.1%
                         ---------                    ---------                      ---------
Gross profit               322,887         9.9%       1,553,233        38.0%       (1,230,346)         (28.1%)
Selling, general and
  operating expenses     1,314,877        40.3%       1,565,238        38.3%         (250,361)           2.0%
                         ---------                    ---------                      ---------
Operating (loss)         (991,990)      (30.4%)        (12,005)       (0.3%)         (979,985)         (30.1%)
Total other expense      (248,243)       (7.6%)       (134,649)       (3.3%)         (113,594)          (4.3%)
                         ---------                    ---------                      ---------
Net (loss)            $(1,240,233)      (38.0%)     $ (146,654)       (3.6%)      $(1,093,579)         (34.4%)
                      ============                  ===========                    ===========

                                           For the six months ended December 31, 2003
                                  2003                          2002                          Change
                                  ----                          ----                          ------
                            $              %             $              %               $                 %
                            -              -             -              -               -                 -
Sales, net            $ 6,960,138                   $ 9,304,849                   $(2,344,711)
Cost of goods sold      5,802,229         83.4%       5,811,716       62.5%            (9,487)          20.9%
                        ---------                     ---------                    -----------
Gross profit            1,157,909         16.6%       3,493,133       37.5%        (2,335,224)         (20.9%)
Selling, general and
  operating expenses    2,808,389         40.3%       3,202,733       34.4%          (394,344)           5.9%
                        ---------                     ---------                    -----------
Operating (loss)      (1,650,480)        (23.7%)        290,400        3.1%        (1,940,880)         (26.8%)
Total other expense     (447,811)         (6.4%)      (272,859)       (2.9%)          174,952)          (3.5%)
                      -----------                     ---------                    -----------
Net (loss)           $(2,098,291)        (30.1%)    $    17,541         0.2%      $(2,115,832)         (30.3%)
                      ===========                   ===========                   ============

     Our revenues are derived  primarily  from the sale of home  furnishing  and home  decor  products  to large  and  small  retailers.  Sales for the three and six-month  periods  ended  December  31, 2003,  decreased  $0.8 million and $2.3 million,  to $3.3  million  and $7.0  million,  respectively,  compared  to $4.1 million and $9.3 million for the three and six-month  periods ended December 31,
2002,  respectively.  The three and six-month  periods ended  December 31, 2002, included  large  orders from a single  customer.  We believe that the decline in sales for the three and six-month  periods ended  December 31, 2003, was due, in part,  to a reduction in sales to that  customer.  Further  contributing  to our reduced  sales,  was a $0.2  million  sales  allowance  issued to a large retail customer for unsatisfactory product from a specific vendor. In addition, for the three and six months ended  December 31, 2003,  revenues  derived from our small retail customers decreased $0.3 million and $0.4 million, respectively, compared to the same  periods in the prior year.  Inconsistent  product  quality and long delivery times from specific  vendors  resulted in the revenue decrease from our small retail customers during the current periods.

Cost of Goods Sold

     For the three months ended December 31, 2003,  cost of goods sold increased as a  percentage  of sales to 90.1% or $2.9  million,  compared to 62.0% or $2.5 million for the three  months ended  December 31, 2002.  Cost of goods sold also increased 28.1% to 83.4% for the six months ended December 31, 2003, compared to
62.5% for the six months ended  December 31, 2002.  The  percentage  increase of costs for the three and six months ended  December 31, 2003,  was due in part to substantial  increases  in ocean  freight  rates that were  greater  than we had expected. Furthermore, during the three and six-month periods ended December 31,
2003,  we  encountered  a shift in sales from higher  margin  orders,  to higher volume orders with lower margins. In addition,  due to the continued  transition of sourcing  goods from  overseas  manufacturers,  we incurred  $0.2  million in expenses as our domestic production  decreased.  Finally, in anticipation of the
Company's  plans  to  further  reduce  domestic  production,  we  increased  the allowance for old or obsolete  domestically produced items by approximately $0.1 million during the three months ended December 31, 2003.

Operating Expenses

     During the  three-month  period  ended  December 31,  2003,  our  operating expenses  decreased  $0.3 million to $1.3 million,  compared to $1.6 million for the same period last year. For the six-month period ended December 31, 2003, our operating  expenses  decreased  $0.4 million to $2.8  million,  compared to $3.2 million for the same period in the prior year. However, the decrease in revenues caused  operating  expenses,  as a percentage  of revenues,  to increase 5.9% to
40.3% for the six  months  ended  December  31,  2003.  The dollar  decrease  in operating  expenses for the current  three-month  and six-month  periods was due primarily to the cessation of operations in Houston,  Texas, and the elimination of expenses related to those operations.

Other Expense

     Other expense for the three-month period ended December 31, 2003, consisted principally  of $247,616 of  interest  expense  compared to $161,141 of interest expense for the three months ended December 31, 2002.  This increase  during the three-month  period ended  December 31, 2003,  was primarily due to the $168,876 charge  related to the  amortization  of discount  on  convertible  debt.  Other expense for the six-month period ended December 31, 2003, consisted  principally of $448,402 of interest expense, which included a $304,372 charge related to the amortization of discount on convertible  debt,  compared to $325,844 of interest expense for the six months ended December 31, 2002.

Net Loss

     Our net loss was $1.2 million for the three-month period ended December 31,
2003,  compared to a net loss of $146,654 for the same period last year. For the six-month  period  ended  December  31,  2003,  our net loss  was $2.1  million, compared  to a net  income of $17,541  for the same  period  last year.  The net losses  for the three and  six-month  periods  ended  December  31,  2003,  were primarily the result of a decrease in revenues,  a  substantial  increase in the cost of goods sold, and increased  interest  expense related to the amortization of discount on convertible debt.

Inflation

     We do not believe our  business is  materially  affected by  inflation.  We anticipate  that any increase in costs caused by inflation  will be passed on to the customers.

Liquidity and Capital Resources

     We had working capital of $0.1 million at December 31, 2003,  compared with
$3.3 million at December  31, 2002.  Cash and cash  equivalents  and  short-term investments were $383,417 at December 31, 2003, compared to $633,469 at December
31, 2002. Cash used in operating  activities  during the six-month  period ended
December  31, 2003,  amounted to $1.3  million  compared to $0.3 million for the same  period in the  prior  year.  The use of cash for the  current  period  was attributable to the net loss of $2.1 million,  a $0.3 million  increase in trade receivables,  an $0.3  million  increase  in funds due from  factor,  and a $0.8 million  reduction  in  accounts  payable.  The  amount of cash used  during the current  period was reduced by certain items  providing or not  requiring  cash.
Inventory  provided  $1.5 million and deferred  revenues  provided an additional
$0.1 million.  Furthermore,  $0.5 million of the net loss,  attributable to $0.3
million  in  amortized  debt  discount,   $0.1  million  in   depreciation   and
amortization,  and $0.1  million  resulting  from the  compensatory  issuance of common stock for services, did not require cash.

     Investing  activities  during the six-month period ended December 31, 2003, consumed  $38,126 in cash.  This amount  related to the  acquisition of computer equipment.

     During the six  months  ended  December  31,  2003,  net cash  provided  by financing activities amounted to $1.5 million. We received $1.0 million from the issuance  by James K.  Parsons,  an officer,  director  and  stockholder  of the
Company,  of a line of credit in our favor.  We also  received $0.8 million from factor advances under our factoring agreement.  $0.3 million of the $1.8 million in cash received from these financing activities was used for principal payments on long-term and short-term debt, stockholders' notes payable, and capital lease obligations, resulting in net cash of $1.5 million.

     In order to provide  improved  working  capital  liquidity  and credit risk exposure,  the Company and its  subsidiaries  regularly sell the majority of our accounts  receivable  under global  factoring  arrangements  with CIT Commercial
Services,  a unit of CIT Group, Inc. Under our factoring  agreement with CIT, we sell our accounts  receivable on a pre-approved,  non-recourse  basis.  Accounts receivable sold are subject to pre-approval by the factor.  The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold  receivables  other than with regard to customer  disputes  that may require  the  Company to  reacquire  such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet.  Advances of amounts due from factor bear  interest  at prime,  and may be offset  against  amounts due to the
Company at the factor's option.  For the six months ended December 31, 2003, the
Company and its  subsidiaries  factored $7.6 million in accounts  receivable and received $6.4 million in cash from CIT. The factoring  service fees were $41,298 and the interest paid on cash advances from the factor,  amounted to $47,648 for the six months ended December 31, 2003.

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

     At December 31, 2003, we were in breach of the minimum net worth  covenants in our factoring  agreement  with CIT, which required that we have a minimum net worth of no less than $2 million.  We are currently  negotiating a waiver of the breach of this  covenant and an amendment to the factoring  agreement with CIT;  however,  there is no assurance  that we will enter into a waiver and amendment  of the  factoring  agreement  with CIT.  If CIT  refuses to waive our non-compliance  and  amend the  factoring  agreement,  then CIT could  declare a default,  terminate  the  factoring  agreement and foreclose on all accounts and related collateral that secure our obligations under the factoring agreement.

     In October  2003,  the  Company  obtained a 12-month  line of credit in the amount of $800,000  from James K. Parsons,  the  President  and Chief  Executive
Officer of the Company, with principal amounts outstanding bearing interest at a per annum rate equal to the prime rate plus 1.25%. The amounts outstanding under a $150,000  promissory  note to James K.  Parsons  were  rolled into the line of credit and the $150,000 promissory note was cancelled.  In consideration for Mr.
Parson's  agreement to establish the line of credit, the Company issued warrants to Mr.  Parsons  exercisable  for 500,000  shares of Decorize  common stock at a exercise price of $1.45 per share. The warrants are exercisable  immediately and expire  September  30, 2006.  On December  10, 2003,  pursuant to an amended and restated line of credit  promissory note executed by the Company in favor of Mr.
Parsons, the principal amount of the line of credit was increased to $1,000,000, and the line of credit was  secured by a  subordinate  security  interest in the
Company's  inventory.  In consideration  for the increase in the line of credit, the Company  issued  warrants to Mr.  Parsons to purchase an additional  200,000 shares of Decorize  common stock at an exercise price of $1.20 per share, on the same terms as the  warrants  originally  issued in  connection  with the line of credit.  As of December 31, 2003,  $1,000,000 in principal was outstanding under the line of credit.

     We anticipate  that our working capital needs will increase as our business grows. In particular,  we require cash to fund the purchase and manufacturing of products  for  shipment  to  customers.  We expect  that these  working  capital requirements  can  be met  partially  through  our  ongoing  relationships  with asset-based  lenders  that have  provided  similar  funding to us in the form of
factored  accounts  receivable.   We  also  believe,  however,  that  additional
financing will be needed to meet the capital  requirements  associated  with our growth objectives.  The inability to secure such financing could have a material adverse  effect on our ability to maintain our business or to achieve our growth objectives.

     On February 13, 2004, the Company  completed a private placement of 500,000 shares of its Series A Convertible  Preferred Stock to SRC Holdings  Corporation
at a price of $1.00 per share. Each share of preferred stock is convertible into one share of common  stock.  The  Company  also  issued SRC  warrants to acquire
750,000 shares of common stock, at an initial exercise price of $1.40 per share, and will issue  additional  warrants for up to 1,000,000  shares of common stock upon the Company  obtaining  a new  $1,000,000  line of credit  relying on SRC's guaranty.  The proceeds from the private  placement  will be used by the Company for working capital purposes.  Additional  information regarding the SRC private placement,  which is incorporated by reference into this section, is included in this  report at Part II, Item 5,  subsection  (c),  under the  heading  "Private
Placement" beginning on page 20 of this report.

Contingencies

     We are subject to certain  legal  proceedings  and claims that arise in the ordinary course of business. In the opinion of management,  based on discussions with and advice of legal counsel,  the amount of ultimate liability with respect to  these  actions  will not  materially  affect  the  consolidated  results  of operations or our financial condition.

Item 3.  Controls and Procedures

     Within 90 days prior to the date of filing  this  Quarterly  Report on Form
10-QSB,  we carried out an  evaluation  of the  effectiveness  of the design and operation of our  disclosure  controls and  procedures  pursuant to Exchange Act
Rule 15d-15.  The evaluation was carried out under the  supervision of our Chief
Executive  Officer and Chief Financial Officer and with the participation of our management group and our audit committee.  Based upon that evaluation, the Chief
Executive Officer and the principal financial officer

concluded that our disclosure  controls and procedures are effective in alerting them on a timely basis to material  information  that is required to be included in our periodic  filings  with the  Commission.  There have been no  significant changes in our internal  controls or in other  factors that could  significantly affect internal  controls,  nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

     In order to provide  improved  working  capital  liquidity  and credit risk exposure,  the Company and its  subsidiaries  regularly sell the majority of our accounts  receivable  under global  factoring  arrangements  with CIT Commercial
Services,  a unit of CIT Group, Inc. Under our factoring  agreement with CIT, we sell our accounts receivable on a pre-approved, non-recourse basis.

     At December 31, 2003, we were in breach of the minimum net worth  covenants in our factoring  agreement  with CIT, which required that we have a minimum net worth of no less than $2 million.  We are currently  negotiating a waiver of the breach of this  covenant and an amendment to the factoring  agreement  with CIT;
however, there is no assurance that we will enter into a waiver and amendment of the factoring agreement with CIT. If CIT refuses to waive our non-compliance and amend the factoring agreement,  then CIT could declare a default,  terminate the factoring  agreement and foreclose on all accounts and related  collateral  that secure our obligations under the factoring agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     On November 17, 2003,  the Company held its annual  stockholders'  meeting, during  which  the  stockholders  of  the  Company  were  asked  to  ratify  the appointment  of BKD, LLP as the Company's  independent  public  accountants  for fiscal year 2004,  and to elect six directors to the Board of Directors to serve a one-year term expiring at the annual meeting of the stockholders held in 2004.
The appointment of BKD, LLP was ratified,  and each of the six persons nominated by the Board of Directors was elected by the holders of a majority of the shares entitled to vote at the annual meeting.

Voting results were as follows:

Proposal to ratify the  appointment  of BKD,  LLP as the  Company's  independent public accountants for the fiscal year 2004:

        Votes Cast              Votes Withheld           Votes
        For Ratification        from Ratification        Abstaining
        ----------------        -----------------        ----------

           6,863,852                  2,560                30,825

Proposal to elect six (6) persons to the Board of Directors:

                                        Votes Cast              Votes Withheld
                                        For Nominee              From Nominee
                                        -----------              ------------

   Kevin Bohren                          6,896,037                   1,000
   James K. Parsons                      6,864,412                  32,625
   John E. Bagalay,  Jr.                 6,885,737                  11,300
   Fabian Garcia                         6,895,037                   2,000
   Timothy M. Dorgan                     6,896,037                   1,000
   J. Michael Sandel                     6,864,412                  32,625

Item 5.  Other Information

Debt

     On July 1, 2003,  the Company  secured a $150,000  line of credit,  bearing interest at 7% annually, and maturing October 1, 2003, with Liberty Bank for use as operating capital.  The line of credit was secured by a $150,000  Certificate of Deposit from James K. Parsons,  an Executive  Vice  President and director of the Company. The line of credit had been paid off in its entirety.

     On July 17, 2003, the Company issued a promissory note to James K. Parsons, an  Executive  Vice  President  and  director of the  Company,  in the amount of
$150,000 with an interest  rate equal to the prime rate plus 1%,  maturing in 90 days.

     In October  2003,  the  Company  obtained a 12-month  line of credit in the amount of $800,000  from James K. Parsons,  the  President  and Chief  Executive
Officer of the Company, with principal amounts outstanding bearing interest at a per annum rate equal to the prime rate plus 1.25%. The amounts outstanding under the  $150,000  promissory  note to James K. Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled.  In consideration for Mr.
Parson's  agreement to establish the line of credit, the Company issued warrants to Mr.  Parsons  exercisable  for 500,000  shares of Decorize  common stock at a exercise price of $1.45 per share. The warrants are exercisable  immediately and expire  September  30, 2006.  On December  10, 2003,  pursuant to an amended and restated line of credit  promissory note executed by the Company in favor of Mr.
Parsons, the principal amount of the line of credit was increased to $1,000,000, and the line of credit was  secured by a  subordinate  security  interest in the
Company's  inventory.  In consideration  for the increase in the line of credit, the Company  issued  warrants to Mr.  Parsons to purchase an additional  200,000 shares of Decorize  common stock at an exercise price of $1.20 per share, on the same terms as the  warrants  originally  issued in  connection  with the line of credit.  As of December 31, 2003,  $1,000,000 in principal was outstanding under the line of credit.

Stock Option Plan

     On October 22,  2003,  the  Company  granted  380,550  options at $1.22 per share,  the fair market value on that date.  The options were granted  under the
1999 Equity Incentive Plan, have a 7- year life and various vesting periods.

     On December 10, 2003, the Board of Directors  approved the  cancellation of
441,050 options granted on various dates with various vesting  periods,  held by employees and directors of the Company.

     The Company  granted  601,050  stock  options to employees and directors on
December 10, 2003,  under the Company's 1999 Equity  Incentive Plan. The options granted  have a 7- year life,  vest  immediately  and have

an exercise price of $1.20 per share,  representing the fair market value of the
Company's common stock on that date.

Subsequent Events

     (a)  Compensatory Issuance of Common Stock

     On January 2, 2004,  the Company issued 330,000 shares of common stock to a stockholder of the Company as compensation  for services  rendered in connection with capital investments.

     (b)  Private Placement

     On February 13, 2004, the Company  completed a private placement of 500,000 shares of its Series A Convertible  Preferred Stock to SRC Holdings  Corporation
at a price of $1.00 per share. Each share of preferred stock is convertible into one share of common  stock.  The  Company  also  issued SRC  warrants to acquire
750,000 shares of common stock, at an initial exercise price of $1.40 per share, and will issue  additional  warrants for up to 1,000,000  shares of common stock upon the Company  obtaining  a new  $1,000,000  line of credit  relying on SRC's guaranty.  The terms of any credit line must be approved by both the Company and
SRC. The  proceeds  from the private  placement  will be used by the Company for working capital  purposes.  As an expense of this preferred stock offering,  the
Company also issued  warrants to acquire up to 600,000 shares of common stock to
Quest Capital  Alliance,  L.L.C.,  which are exercisable at an initial  exercise price of $1.40 per share and  terminate  on a  proportional  basis on the third, fourth and fifth anniversaries of the closing.

     In connection with the private placement,  SRC was given the right to elect two members of the Company's Board of Directors. SRC appointed Steve Crowder and
Steve Fox to serve as its  initial  directors.  Mr.  Crowder  will be  appointed
President  and Chief  Executive  Officer of the Company  effective  February 17,
2004.

     (c)  Exchange of Debt for Common Stock

     As a condition  to the SRC private  placement,  the  Company  entered  into agreements  to  convert  an  aggregate  $1,410,200  of debt owed to a  principal stockholder and three of its current and former executive officers.  The Company issued  409,700  shares of common  stock to NEST USA in exchange  for a $409,700 principal reduction in its existing  convertible term note. In addition to those shares of common stock, the Company issued a second amended and restated note to
NEST USA, which has an initial principal balance equal to the remaining $210,497 owed to NEST USA and a new schedule of payments  providing for monthly  payments of $10,000 each  beginning  February 1, 2004,  and ending  December 31, 2005, at which time all amounts due under the second  amended and restated  note would be due in full. The Company amended certain  outstanding  warrants held by NEST USA to extend their  expiration date to December 31, 2005, and issued another set of warrants to NEST USA that are  exercisable for 400,000 shares of common stock at an initial exercise price equal to $1.40, which terminate on December 31, 2006.

     Additionally,  James  Parsons,  the acting  President and CEO and Director,
Mike Sandel, a Vice President and Director,  and Jon Baker, a founder and former
CEO of the Company,  exchanged an aggregate $1,000,500 in outstanding  principal under  three  separate  promissory  notes held by them for  1,000,500  shares of common stock, on the basis of $1.00 per share.  The Company issued 75,000 shares to Mr. Parsons,  550,500 shares to Mr. Sandel,  and 375,000 shares to Mr. Baker, and the outstanding principal amounts of the noteholders'  promissory notes were reduced  accordingly.  As a result of the exchange,  the  outstanding  principal amount of Mr.  Parson's  note was reduced to  $850,000,  Mr.  Sandel's  note and unpaid  interest was paid in full, and the outstanding  principal  amount of Mr.
Baker's promissory note was reduced to zero, however, the Company issued a new subordinated promissory note to Mr. Baker in the amount of $56,451, representing  the unpaid,  accrued interest owed to Mr. Baker under the previous note.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

     Exhibit 10.1   Amended and  Restated  Promissory  Note dated  December  10,
                    2003,  issued  by  Decorize,  Inc.  in the  name of James K.
                    Parsons.

     Exhibit 10.2   Subordinated  Security  Agreement  dated as of December  10,
                    2003, between Decorize, Inc. and James K. Parsons.

     Exhibit 31.1   Certification  Pursuant To Section 302 of the Sarbanes-Oxley
                    Act of 2002.

     Exhibit 31.2   Certification  Pursuant To Section 302 of the Sarbanes-Oxley
                    Act of 2002.

     Exhibit 32.1   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          (i)  On December 17, 2003,  the Company filed a Current Report on Form
               8-K,  which was filed in accordance  with "Item 9.  Regulation FD
               Disclosure" of such Report in connection with the announcement of a  proposed  investment  by SRC  Holding  Corporation,  a current stockholder of the Company,  of up to $500,000 in preferred stock and common stock  warrants  issued by the Company and the related appointment of Steve Crowder, an officer of SRC, as President and
               Chief Executive Officer of the Company.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

Dated:   February 16, 2004             DECORIZE, INC.

                                        By:    /s/ James K. Parsons
                                           -------------------------------------
                                           James K. Parsons
                                           President and Chief Executive Officer

                                        By:    /s/ Brent S. Olson
                                           -------------------------------------
                                           Brent S. Olson
                                           Vice President and Treasurer
                                           (principal financial officer)

