Form 10QSB
period 2004-03-31
DECORIZE INC
filed 2004-05-14
CIK 1095471

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                  For the quarterly period ended:   March 31, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----    For the transition period from ________________ to __________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 10, 2004, there were 13,136,735 shares of common stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [__] No [X]

================================================================================

                                      INDEX


                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Independent Accountants' Report                                        3

     Consolidated Balance Sheet as of March 31, 2004                        4

     Consolidated Statements of Operations for the three and nine
     months ended March 31, 2004 and March 31, 2003                         6

     Consolidated Statement of Changes in Stockholders' Equity
     for the nine months ended March 31, 2004                               7

     Consolidated Statements of Cash Flows for the nine months
     ended March 31, 2004 and March 31, 2003                                8

     Notes to Consolidated Financial Statements                             9

Item 2.  Management's Discussion and Analysis of                           14
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                           19

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                   19

Item 6.  Exhibits and Reports on Form 8-K                                  20

                         Independent Accountants' Report




Audit Committee and Board of Directors
Decorize, Inc.
Springfield, Missouri


We have reviewed the accompanying condensed consolidated balance sheet of Decorize, Inc. as of March 31, 2004, and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three and nine-month periods ended March 31, 2004. These financial statements are the responsibility of the Company's management.


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




                                   /s/BKD, LLP


April 23, 2004
Springfield, Missouri

                         DECORIZE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2004 (Unaudited)

                                     ASSETS

Current assets:

      Cash and cash equivalents                                     $  315,185

      Receivables:
      Trade, less allowance for doubtful accounts of  $278,735         231,584
      Due from factor, net of advances of $1,198,242                   495,667
      Other                                                              9,357

      Inventories                                                      728,648

      Prepaid expenses and other                                       117,517
                                                                    ----------

                   Total current assets                              1,897,958
                                                                    ----------

      Property and equipment, net                                      411,402

      Goodwill                                                       3,258,938

      Other assets                                                       7,491
                                                                    ----------

                                                                     3,677,831
                                                                    ----------

Total assets                                                        $5,575,789
                                                                    ==========


           See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                           MARCH 31, 2004 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:

                Accounts payable                                   $  492,531

                Accrued salaries and commissions                       86,575

                Other accrued expenses                                223,840

                Deferred revenues                                      11,992

                Current portion of shareholder note                    56,451

                Current portion long-term debt                         29,458

                Current portion of capital lease obligations           51,469
                                                                   ----------

                Total current liabilities                             952,316
                                                                   ----------

        Capital lease obligations, less current portion                54,861

        Long-term debt, less current portion                          110,951

        Notes payable to stockholders                               1,661,643
                                                                   ----------

                Total liabilities                                   2,779,771
                                                                   ----------

        Stockholders' equity:

                Preferred stock 8% cumulative, convertible,
                redeemable, $.001 par value; 10,000,000
                shares authorized, 500,000 shares outstanding             500

                Common stock, $.001 par value; 50,000,000
                shares authorized, 13,122,090 shares
                outstanding                                            13,122

                Additional paid-in capital                          9,626,743

                Accumulated deficit                                (6,844,347)
                                                                   ----------

                Total stockholders' equity                          2,796,018
                                                                   ----------

        Total liabilities and stockholders' equity                 $5,575,789
                                                                   ==========


        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                       Nine Months Ended
                                                              March 31,                               March 31,
                                                       2004                2003                2004                2003
                                                       ----                ----                ----                ----
                                                   (Unaudited)          (Unaudited)        (Unaudited)         (Unaudited)

Sales                                              $  2,708,032        $  2,780,197       $  9,668,170        $ 12,085,046

Cost of goods sold                                    2,367,712           1,644,373          8,169,941           7,456,089
                                                   ------------        ------------       ------------        ------------
Gross profit                                            340,320           1,135,824          1,498,229           4,628,957
                                                   ------------        ------------       ------------        ------------
Operating expenses:
      Selling, general and administrative             1,372,981           1,471,161          4,063,097           4,540,413
      Stock compensation                                 64,350               2,500             64,350              37,500
      Depreciation and amortization                      68,978              54,789            187,251             153,269
                                                   ------------        ------------       ------------        ------------
            Total operating expenses                  1,506,309           1,528,250          4,314,698           4,731,182
                                                   ------------        ------------       ------------        ------------
Operating loss                                       (1,165,989)           (392,626)        (2,816,469)           (102,225)
                                                   ------------        ------------       ------------        ------------
Other income (expense):
      Interest income                                         5               1,224                793               3,140
      Interest expense                                 (204,052)           (193,909)          (652,454)           (519,754)
      Other                                             (22,968)                422            (23,165)             51,491
                                                   ------------        ------------       ------------        ------------
            Total other income (expense)               (227,015)           (192,263)          (674,826)           (465,123)
                                                   ------------        ------------       ------------        ------------
Net loss                                           $ (1,393,004)       $   (584,889)      $ (3,491,295)       $   (567,348)
                                                   ============        ============       ============        ============

Loss per share:
      Basic:                                       $      (0.11)       $      (0.05)      $      (0.30)        $    ( 0.05)
                                                   ============        ============       ============         ===========

Weighted-average common shares outstanding:
      Basic:                                         12,352,711          11,240,693         11,638,925          10,796,168
                                                     ==========          ==========         ==========          ==========

        See accompanying notes to the consolidated financial statements.

                         DECORIZE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)


                                                                                           Additional
                                            Preferred Stock          Common Stock          Paid-in      Accumulated
                                          Shares    Par Value    Shares     Par Value      Capital        Deficit         Total
                                          ------    ---------    ------     ---------      -------        -------         -----
Balances, June 30, 2003                       --    $  --      11,270,693   $ 11,271     $7,272,369    $(3,347,902)   $(3,935,738)

Compensatory issuance of common stock
for services                                  --       --         340,000        340        353,260              --       353,600

Fees associated with the issuance of
common stock                                  --       --              --         --       (289,649)             --      (289,649)

Issuance of common stock related to
conversion of long-term debt, net
expenses                                      --       --         409,700        410        401,430              --       401,840

Issuance of common stock related to
conversion of shareholders' debt, net
expenses                                      --       --       1,000,500      1,000        989,568              --       990,568

Compensatory issuance of common stock
per severance agreement                       --       --          65,000         65         64,285              --        64,350

Net proceeds from issuance of
preferred stock and common stock         500,000      500          36,197         36        517,714              --       518,250

Dividends payable                             --       --              --         --             --         (5,150)        (5,150)

Discount recorded on notes                    --       --              --         --        317,766              --       317,766

Net loss                                      --       --              --         --             --     (3,491,295)    (3,491,295)
                                        --------    -----      ----------   --------     ----------    -----------    -----------
Balances, March 31, 2004                 500,000    $ 500      13,122,090   $ 13,122     $9,626,743    $(6,844,347)   $ 2,796,018
                                        ========    =====      ==========   ========     ==========    ===========    ===========

                         DECORIZE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Nine Months Ended
                                                                                   March 31, 2004                  March 31, 2003
                                                                                   --------------                  --------------
                                                                                     (Unaudited)                    (Unaudited)
Operating Activities:
Net loss                                                                            $ (3,491,295)                  $   (567,348)
Items not requiring (providing) cash
     Depreciation and amortization                                                        187,251                        153,269
     Compensatory issuance of common stock and stock options                              417,950                         37,500
     Amortization of debt discount                                                        435,864                        328,462
     Loss (gain) on sale of asset                                                          23,792                           (24)
Changes in
     Trade accounts receivables                                                           156,205                      (730,425)
     Due from factor                                                                      320,173                         15,970
     Inventories                                                                        2,317,383                        383,515
     Prepaid expenses and other current assets                                             23,201                       (87,165)
     Accounts payable                                                                   (939,856)                      (251,090)
     Accrued expenses and other                                                          (17,555)                      (177,372)
     Deferred revenues                                                                     11,992                      (104,064)
                                                                                    -------------                   ------------
        Net cash used in operating activities                                           (554,895)                      (998,772)
                                                                                    -------------                   ------------

Investing Activities:
     Purchases of property and equipment                                                 (50,655)                      (144,620)
     Proceeds from sale of assets                                                              --                            275
                                                                                    -------------                   ------------
        Net cash used in investing activities                                            (50,655)                      (144,345)
                                                                                    -------------                   ------------
Financing Activities:
     Principal payments on long-term debt                                               (157,332)                      (348,296)
     Principal payments of stockholders' notes payable                                        --                       (131,463)
     Proceeds from issuance of stockholders' notes payable                             1,000,000                        288,770
     Fees associated with the conversion of stockholders' notes payable
       to shares of common stock                                                         (19,109)                             --
     Principal payments on capital lease liabilities                                     (40,002)                       (23,922)
     Issuance of common stock, net of related expenses                                     37,500                        952,292
     Issuance of preferred stock, net of related expenses                                 480,750                             --
     Principal payments on short-term debt                                              (150,000)                             --
     Proceeds from issuance of short-term debt                                            150,000                             --
     Payment of costs of ongoing stock registration                                     (130,477)                             --
     Advances from factor, net                                                          (372,311)                        387,765
                                                                                    -------------                   ------------
        Net cash provided by financing activities                                         799,019                      1,125,146
                                                                                    -------------                   ------------
Increase (Decrease) in Cash and Cash Equivalents                                          193,469                       (17,971)

Cash and Cash Equivalents,  beginning of period                                           121,716                        148,072
                                                                                    -------------                   ------------
Cash and Cash Equivalents, end of period                                            $     315,185                   $    130,101
                                                                                    =============                   ============
Supplemental Cash Flows Information
     Interest paid                                                                  $     122,806                   $    103,333


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

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Three Months Ended                      Nine Months Ended
                                                              March 31,                               March 31,
                                                        2004               2003                 2004               2003
                                                        ----               ----                 ----               ----
Net loss, as reported                               $(1,393,004)       $(584,889)           $(3,491,295)       $  (567,348)

Add:  Stock-based employee compensation
      expense included in reported net
      income, net of tax effects                          39,897            1,550                 39,897             23,250

Less: Total stock-based employee
      compensation expense determined
      under the fair value based method,
      net of income taxes                               (30,738)        (163,480)              (205,614)          (482,257)
                                                    ------------       ----------           ------------       ------------

Pro forma net loss                                  $(1,383,845)       $(746,819)           $(3,657,012)       $(1,026,355)
                                                    ============       ==========           ============       ============
Earnings per share:
     Basic - as reported                            $     (0.11)       $   (0.05)           $     (0.30)       $     (0.05)
     Basic - pro forma                              $     (0.11)       $   (0.07)           $     (0.31)       $     (0.10)
     Diluted - as reported                          $     (0.11)       $   (0.05)           $     (0.30)       $     (0.05)
     Diluted - pro forma                            $     (0.11)       $   (0.07)           $     (0.31)       $     (0.10)

Revenue from the sale of the Company's products is recognized as products are delivered to customers. Any customer deposits relate to the amounts received in advance from customers for unshipped orders. Deferred revenues relate to amounts received in advance of completed services.

2.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since all stock options and warrants would currently be antidilutive, because the exercise prices are higher than current market value, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

3.  INVENTORIES

Inventories as of March 31, 2004 consist of the following:

         Finished Products                  $   613,941
         Raw Materials                           34,198
         Work in Process                         80,509
                                            -----------
                                            $   728,648
                                            ===========

4.  DEBT

On July 1, 2003, the Company secured a $150,000 line of credit, bearing interest at 7% annually, and maturing October 1, 2003, with Liberty Bank for use as operating capital. The line of credit was secured by a $150,000 Certificate of Deposit from James K. Parsons, who was then serving as the President and Chief Executive Officer and a director of the Company. The line of credit has been paid off in its entirety.

On July 17, 2003, the Company issued a promissory note to Mr. Parsons in the amount of $150,000 with an interest rate equal to the prime rate plus 1%, maturing in 90 days. In October 2003, the Company obtained a 12-month line of credit in the amount of $800,000 from Mr. Parsons, with outstanding principal bearing interest at a variable per annum rate equal to the prime rate plus 1.25%. The amounts outstanding under the $150,000 promissory note to Mr. Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled. In consideration for Mr. Parson's agreement to establish the line of credit, the Company issued warrants to Mr. Parsons exercisable for 500,000 shares of Decorize common stock at an exercise price of $1.45 per share, based on the market price of the common stock at the time the note was issued. The warrants were exercisable immediately and expire if not exercised by September 30, 2006. On December 10, 2003, pursuant to an amended and restated line of credit promissory note executed by the Company in favor of Mr. Parsons, the principal amount of the line of credit was increased by an additional $200,000 to $1,000,000, which was subsequently borrowed by the Company against the credit line. In consideration for the increase in the line of credit, the Company granted Mr. Parsons a subordinate security interest in the Company's inventory and issued warrants to Mr. Parsons to purchase an additional 200,000 shares of Decorize common stock at an exercise price of $1.20 per share, which otherwise have substantially the same terms as the warrants originally issued in connection with the line of credit. The warrants issued in connection with the Parsons line of credit have a relative fair value equal to $302,097, which has been recorded as a discount against the carrying value of the note and will be amortized to interest expense over the term of the debt. As of March 31, 2004, $1,000,000 in principal was outstanding under the line of credit.

In connection with the Company's $500,000 private placement of preferred stock to SRC Holdings Corporation in February 2004, the Company entered into agreements to exchange an aggregate $1,410,200 of debt owed to a principal stockholder and three of its current and former executive officers for shares of Company common stock. The Company issued 409,700 shares of common stock to NEST USA, Inc. in exchange for a $409,700 principal reduction in its existing convertible term note. In addition to those shares of common stock, the Company issued a second amended and restated note to NEST USA, which had an initial principal balance equal to the remaining $210,497 owed to NEST USA and a new schedule of payments providing for monthly payments of $10,000 each beginning February 1, 2004, and ending December 31, 2005, at which time all amounts due under the second amended and restated note would be due in full. The Company amended certain outstanding warrants held by NEST USA to extend their expiration date to December 31, 2005, and issued another set of warrants to NEST USA that are exercisable for 400,000 shares of common stock at an initial exercise price equal to $1.40 per share, which terminate on December 31, 2006. The carrying value of this debt will be fully discounted due to the associated warrants, and the resulting discount will be amortized to interest expense over the term of the note.

Additionally, Mr. Parsons, Mike Sandel, a Vice President and director, and Jon Baker, co-founder and former CEO of the Company, exchanged outstanding notes for shares of common stock pursuant to separate agreements entered into by each of them with the Company. The Company exchanged an aggregate $1,000,500 in outstanding principal and accrued interest under three separate promissory notes for 1,000,500 shares of common stock, on the basis of $1.00 per share. The Company issued 75,000 shares to Mr. Parsons, 550,500 shares to Mr. Sandel, and 375,000 shares to Mr. Baker, and the outstanding principal amounts of the noteholders' promissory notes were reduced accordingly. As a result of the exchange, the outstanding principal amount of Mr. Parson's note was reduced to $850,000, Mr. Sandel's note and all unpaid interest was paid in full, the outstanding principal amount of Mr. Baker's promissory note was paid in full, and the Company issued a subordinated promissory note due December 2004, bearing interest at 6% per annum, as payment for the $56,451 of interest accrued on Mr. Baker's note.

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

On January 2, 2004, the Company issued 340,000 shares of common stock to a stockholder of the Company as compensation for investor relations services provided to the Company.

On February 6, 2004, the Company issued 65,000 shares of common stock to Jon Baker, co-founder and former CEO, pursuant to his separation agreement.

7.  FINANCING

On February 13, 2004, the Company completed a private placement of 500,000 shares of its Series A Convertible Preferred Stock to SRC Holdings Corporation at a price of $1.00 per share. Each share of preferred stock is convertible into one share of common stock. The Company also issued SRC warrants to acquire 750,000 shares of common stock, at an initial exercise price of $1.40 per share, and agreed to issue additional warrants for up to 1,000,000 shares of common stock upon the Company obtaining a new $1,000,000 line of credit relying on SRC's guaranty. The terms of any credit line must be approved by both the Company and SRC. SRC's warrants terminate on a proportional basis on the third, fourth and fifth anniversaries of their issuance. As an expense of this preferred stock offering, the Company also issued warrants to acquire up to 600,000 shares of common stock to Quest Capital Alliance, L.L.C. The Quest warrants have an initial exercise price of $1.40 per share and terminate on a proportional basis on the third, fourth and fifth anniversaries of their issuance.

In connection with the private placement, SRC was given the right to elect two members of the Company's Board of Directors. SRC appointed Steve Crowder and Steve Fox to serve as its initial directors. Mr. Crowder was also appointed President and Chief Executive Officer of the Company effective February 17, 2004.

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

8.  Contingencies

In December 2002, the Company received a written claim from two former employees demanding payment for allegedly unpaid commissions, certain unreimbursed expenses and certain unexercised stock options. The Company has rejected all of the demands made by the claimants. Management believes the claims of its former employees are without merit, and the Company intends to vigorously defend itself against these claims. No further actions have occurred regarding these claims in the past 16 months. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. However, events could occur in the near term that would change the amount of estimated loss materially.

We are also subject to certain other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

9.  Recently Adopted Accounting Standards

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

10.  SUBSEQUENT EVENTS

On April 29, 2004, the Company and SRC agreed upon terms for a short-term $500,000 line of credit to be provided by SRC to the Company. In connection with the loan, the Company executed a secured line of credit promissory note, bearing interest at prime plus 0.5%, with monthly payments of interest beginning in June 2004 and continuing until the note becomes due on September 30, 2004. The note is secured by all of the Company's assets located in Springfield, Missouri, excluding any real property or accounts receivable, and subject to certain existing liens. The Company and SRC agreed that the $500,000 loan is being provided as an alternative to SRC's guaranty of a bank facility, and the Company agreed to issue SRC contingent warrants for 500,000 shares of common stock in connection with any draws on the credit line, on the same terms as previously agreed in connection with the private placement of preferred stock. SRC agreed to remain obligated to provide a guaranty for a $1,000,000 credit facility obtained by the Company in the future, as provided in the securities purchase agreement for the SRC preferred stock investment, which may be used to repay the SRC note. The parties further agreed that if the Company obtains such a line of credit, and as a result the Company owes more contingent warrants to SRC pursuant to the terms of the securities purchase agreement, then the number of warrant shares to be issued by the Company will be reduced by the number of contingent warrant shares issued by the Company in connection with the $500,000 short-term facility.

On May 5, 2004, the Company borrowed the full $500,000 under the short-term facility provided by SRC. The proceeds of the loan will be used for working capital purposes. The Company issued contingent warrants to SRC for 500,000 shares of Company common stock, which have an initial exercise price equal to $1.40 per share. The warrants expire ratably on May 5, 2007, 2008 and 2009.

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

         During the current quarter, Pt. Niaga Merapi, our Indonesian subsidiary, secured a 5,000 square foot facility in which to conduct light manufacturing and finishing activities. The operation of this facility will enable us to ensure that finished products meet our established quality standards, thus diminishing the volume of returns and allowances associated with inconsistent product quality.

         During the nine month period ended March 31, 2004, the Company's operating margins were negatively affected by a decrease in revenues that we believe is primarily due to the continuation of the lethargic economy in that period, and a relative increase in our cost of sales in that period due to increases in ocean freight rates and an increase in the portion of our revenues attributable to higher volume orders with lower margins. To address the decrease in revenues during this period, the Executive Committee has instructed senior management to evaluate these issues and other conditions affecting our business and report their findings and proposed solutions to the Board of Directors. After review of senior management's analysis, the board, together with the senior executives of the Company, will determine appropriate strategies to address operational issues and industry-wide issues that affect the Company and to generate renewed revenue growth for the fourth quarter in fiscal 2004 and beyond.

         In an effort to reduce costs, we discontinued production at our domestic manufacturing facilities in Springfield, Missouri, as of March 31, 2004. We believe that we can realize significant savings in the cost associated with the items currently produced domestically by shifting their production to overseas vendors. The Company will transition the manufacture of these products to vendors in Asia over the remainder of our current fiscal year.

Results of Operations

THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE AND NINE MONTHS ENDED MARCH 31, 2003

         The following table presents certain items included in the Company's consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

                                                        For the three months ended March 31,
                                             2004                         2003                          Change
                                             ----                         ----                          ------
                                      $              %             $              %                $                 %
Sales, net                      $  2,708,032                  $ 2,780,197                      $  (72,165)
Cost of goods sold                 2,367,712        87.4%       1,644,373        59.1%             723,339          28.3%
                                ------------                  -----------                      -----------
Gross profit                         340,320        12.6%       1,135,824        40.9%           (795,504)        (28.3%)
Selling, general and
  operating expenses               1,506,309        55.6%       1,528,450        55.0%            (22,141)           0.6%
                                ------------                  -----------                      -----------
Operating (loss)                 (1,165,989)      (43.1%)       (392,626)      (14.1%)           (773,363)        (29.0%)
Total other expense                (227,015)       (8.4%)       (192,263)       (6.9%)            (34,752)         (1.5%)
                                ------------                  -----------                      -----------
Net (loss)                      $(1,393,004)      (51.4%)     $ (584,889)      (21.0%)         $ (808,115)        (30.4%)
                                ============                  ===========                      ===========

                                                         For the nine months ended March 31,
                                           2004                          2003                          Change
                                           ----                          ----                          ------
                                      $              %             $              %                $                 %
Sales, net                       $ 9,668,170                 $ 12,085,046                     $(2,416,876)
Cost of goods sold                 8,169,941        84.5%       7,456,089        61.7%             713,852           22.8%
                                ------------                 ------------                      -----------
Gross profit                       1,498,229        15.5%       4,628,957        38.3%         (3,130,728)         (22.8%)
Selling, general and
  operating expenses               4,314,698        44.6%       4,731,182        39.1%           (416,484)            5.5%
                                ------------                 ------------                      -----------
Operating (loss)                 (2,816,469)      (29.1%)       (102,225)         0.8%         (2,714,244)         (29.9%)
Total other expense                (674,826)       (7.0%)       (465,123)       (3.8%)           (209,703)          (3.2%)
                                ------------                 ------------                      -----------
Net (loss)                      $(3,491,295)      (36.1%)    $  (567,348)       (4.7%)        $(2,923,947)         (31.4%)
                                ============                 ============                     ============

         Our revenues are derived primarily from the sale of home furnishing and home decor products to large and small retailers. Sales for the three and nine-month periods ended March 31, 2004, decreased $0.1 million and $2.4 million, to $2.7 million and $9.7 million, respectively, compared to $2.8 million and $12.1 million for the three and nine-month periods ended March 31, 2003, respectively. Gross revenues for the current three- month period were $0.1 million greater than the prior year period. However, returns and allowances for the current period also increased $0.2 million over the prior year. The increase in returns and allowances was due to inconsistent product quality and lengthy delivery times associated with several vendors. Management has taken actions to improve product quality and expedite our shipping process, which we believe will significantly reduce the volume of returns and allowances in the future. For the nine months ended March 31, 2004, several factors were responsible for the decline of revenues. First, as with the current three month period, we have experienced some quality issues with several vendors throughout the first three quarters of fiscal 2004. Those quality issues decreased gross revenues approximately $0.9 million or 8%, compared to $0.4 million or 3% for the prior nine-month period. Also notable was a drop in sales to large retail customers compared to the prior year. We believe the remnants of a languid economy impacted the rate at which orders were written by our large retail customers during the first half of the current fiscal year. Furthermore, a portion of our decline in revenues can be attributed to a significant decrease from our prior year sales volume with a particular customer. We continue to receive orders from that customer, but at a reduced level compared to prior years. Our management is focusing its marketing efforts to increase sales volumes with existing customers while simultaneously developing a broader large retail customer base, in order to diminish the effect of any one customer on our operations. In the third quarter, we maintained the level of large customer sales, and we expect to increase them to the higher historic levels during the next fiscal year.

Cost of Goods Sold

         For the three months ended March 31, 2004, cost of goods sold increased as a percentage of sales to 87.4% or $2.4 million, compared to 59.1% or $1.6 million for the three months ended March 31, 2003. Cost of goods sold also increased 22.8% to 84.5% for the nine months ended March 31, 2004, compared to 61.7% for the nine months ended March 31, 2003. The percentage increase in cost of goods sold for the current three and nine-month periods can be attributed to several significant factors. First, we experienced greater than expected increases in the cost of ocean freight during the first six months of fiscal 2004, which increased costs for the nine-month period. Depending on market forces, the freight costs per average shipment were between 15% and 25% greater than the prior year period. Second, we experienced a shift to high volume, low margin orders throughout the current periods. Finally, for the three months ended March 31, 2004, we incurred $0.2 million of expenses associated with decreased domestic production, and recorded a $0.3 million write-down for old or excess inventory. For the nine months ended March 31, 2004, we have incurred $0.4 million of expense associated with decreased domestic production and recorded a $0.4 million write-down for excess inventory.

Operating Expenses

         During the three-month period ended March 31, 2004, our operating expenses remained steady at $1.5 million, comparable to the same period last year. For the nine-month period ended March 31, 2004, our operating expenses decreased $0.4 million to $4.3 million, compared to $4.7 million for the same period in the prior year. However, the decrease in revenues caused operating expenses, as a percentage of revenues, to increase 5.5% to 44.6% for the nine months ended March 31, 2004. The dollar decrease in operating expenses for the current nine-month period was due to the net effect of decreases in certain expenses partially offset by increases in others. The increases were predominantly non-cash in nature. We recorded approximately $360,000 in non-cash charges associated with the issuance of 340,000 shares of common stock for investor relations services during the current three month period. We recorded an additional $65,000 of non-cash expense associated with the issuance of 65,000 shares of common stock to fulfill our severance obligations to Mr. Baker during the current quarter. The decrease in expenses was due primarily to the cessation of operations in Houston, Texas, and the elimination of approximately $0.4 million of expenses related to those operations, compared to the prior year nine month period ended March 31, 2003.

Other Expense

         Other expense for the three-month period ended March 31, 2004, increased by $35,000 over the prior year three months, to just over $0.2 million. This increase was primarily due to the approximately $0.1 million charge related to the amortization of discount on certain debt. Furthermore, other expense increased $0.2 million to $0.7 million for the nine-month period ended March 31, 2004, compared to $0.5 million for the prior year period. The increase for the current nine-month period is principally due to the $0.4 million charge related to the amortization of discount on certain debt. The debt discount is amortized using the interest method, which accelerates the amortization in the earlier periods and diminishes the amortization as the debt matures, and is a non-cash expense.

Net Loss

         Our net loss was $1.4 million for the three-month period ended March 31, 2004, compared to a net loss of $0.6 million for the same period last year. For the nine-month period ended March 31, 2004, our net loss was $3.5 million, compared to a net loss of $0.6 million for the same period last year. The net losses for the current year periods ended March 31, 2004, were primarily the result of a decrease in revenue, a substantial increase in the cost of goods sold, and increased non-cash charges related to common stock compensation and the amortization of discount on certain debt instruments.

Inflation

         We do not believe our business is materially affected by inflation. We anticipate that any increase in costs caused by inflation will be passed on to the customers.

Liquidity and Capital Resources

         We had working capital of $0.9 million at March 31, 2004, compared with $3.3 million at March 31, 2003. Cash and cash equivalents were $0.3 million at March 31, 2004, compared to $0.1 million at March 31, 2003. Cash used in operating activities during the nine-month period ended March 31, 2004, amounted to $0.6 million compared to $0.3 million for the same period in the prior year. The use of cash for the current period was attributable to the net loss of $3.5 million, and a $1.0 million reduction in payables and accrued expenses. The amount of cash used during the current period was reduced by certain items providing or not requiring cash. Inventory provided $2.3 million and a reduction in receivables provided $0.5 million. Furthermore, $0.2 million in depreciation and amortization, $0.4 million for the compensatory issuance of common stock, and another $0.4 million for the accretion of debt discount did not require cash.

         Investing activities during the nine-month period ended March 31, 2004, consumed $50,655 in cash. This amount primarily related to the acquisition of computer and other office equipment.

         For the nine months ended March 31, 2004, net cash provided by financing activities amounted to $0.8 million. During this period we received $1.0 million from the issuance by James K. Parsons, an officer, director and stockholder of the Company, of a line of credit in our favor. Furthermore, we received $0.5 million from the private placement of our preferred and common stock to SRC Holdings Corporation. Financing activities consuming cash were principal payments on long-term debt and capital leases of $0.2 million, and the payment of additional security registration costs equal to approximately $0.1 million. In addition, borrowing from our factoring facility declined $0.4 million compared to the prior year period.

         In order to provide improved working capital liquidity and credit risk exposure, the Company and its subsidiaries regularly sell the majority of our accounts receivable under global factoring arrangements with CIT Commercial Services, a unit of CIT Group, Inc. Under our factoring agreement with CIT, we sell our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at prime plus 1.0%, and may be offset against amounts due to the Company at the factor's option. For the nine months ended March 31, 2004, the Company and its subsidiaries factored $9.9 million in accounts receivable and received $8.7 million in cash from CIT. The factoring service fees were $55,049 and the interest paid on cash advances from the factor, amounted to $69,359 for the nine months ended March 31, 2004.

         For the fiscal year ended June 30, 2003, we failed to comply with the net income financial covenant under the CIT factoring agreement. CIT signed an amendment and waiver letter in September 2003, which waived our noncompliance for fiscal 2003. We paid a $5,000 waiver fee in consideration of the waiver and amendment, and we also reimbursed CIT for approximately $700 in legal fees and other expenses associated with the waiver and amendment.

         We were not in compliance with the minimum net worth covenants in the CIT factoring agreement at December 31, 2003. On February 25, 2004, we entered into a Second Amendment to Factoring Agreement and Waiver with CIT, which included amendments to the existing factoring agreement that eliminated certain restrictions on making dividends, distributions or redemptions of outstanding stock and eliminated the financial covenants for tangible net worth and net income. We are currently in compliance with our obligations and covenants under the amended factoring agreement. For the amendment and waiver, we reimbursed CIT $1,000 in legal fees and other related expenses.

         In October 2003, the Company obtained a 12-month line of credit in the amount of $800,000 from Mr. Parsons, with principal amounts outstanding bearing interest at a per annum rate equal to the prime rate plus 1.25%. The amounts outstanding under a $150,000 promissory note to Mr. Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled. In consideration for Mr. Parson's agreement to establish the line of credit, the Company issued warrants to Mr. Parsons exercisable for 500,000 shares of Decorize common stock at an exercise price of $1.45 per share. The warrants are exercisable immediately and expire September 30, 2006. On December 10, 2003, pursuant to an amended and restated line of credit promissory note executed by the Company in favor of Mr. Parsons, the principal amount of the line of credit was increased to $1,000,000. In consideration for the increase in the line of credit, the Company granted Mr. Parsons a subordinate security interest in the Company's inventory and issued warrants to Mr. Parsons to purchase an additional 200,000 shares of Decorize common stock at an exercise price of $1.20 per share, which otherwise have substantially the same terms as the warrants originally issued in connection with the line of credit. As of March 31, 2004, $1,000,000 in principal was outstanding under the line of credit.

         On February 13, 2004, the Company completed a private placement of 500,000 shares of its Series A Convertible Preferred Stock to SRC Holdings Corporation at a price of $1.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock accrues dividends at 8%, payable in arrears, and is redeemable at the option of the shareholder. The Company also issued SRC warrants to acquire 750,000 shares of common stock, at an initial exercise price of $1.40 per share. The proceeds from the private placement are being used by the Company for working capital purposes.

         On April 29, 2004, the Company and SRC agreed upon terms for a short-term $500,000 line of credit to be provided by SRC to the Company. In connection with the loan, the Company executed a secured line of credit promissory note, bearing interest at prime plus 0.5%, with monthly payments of interest beginning in June 2004 and continuing until the note becomes due on

September 30, 2004. The note is secured by all of the Company's assets located in Springfield, Missouri, excluding any real property or accounts receivable. The Company and SRC agreed that the $500,000 loan is being provided as an alternative to SRC's guaranty of a bank facility, and the Company agreed to issue SRC contingent warrants for 500,000 shares of common stock in connection with any draws on the credit line, on the same terms as previously agreed in connection with the private placement of preferred stock. The parties agreed that SRC remains obligated to provide a guaranty for up to a $1,000,000 credit facility obtained by the Company in the future, which may be used to repay the SRC note. The parties further agreed that if the Company obtains such a line of credit, and any contingent warrants would be payable to SRC pursuant to the terms of the private placement, then the number of warrant shares to be issued by the Company will be reduced by the number of contingent warrant shares issued by the Company in connection with the $500,000 short-term facility.

         On May 5, 2004, the Company borrowed the full $500,000 under the short-term facility provided by SRC. The proceeds of the loan will be used for working capital purposes. The Company issued SRC warrants for 500,000 shares of Company common stock, which have an initial exercise price equal to $1.40 per share. The warrants expire ratably on May 5, 2007, 2008 and 2009.

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

         We were in breach of the minimum net worth covenants in the CIT factoring agreement at December 31, 2003, which required in part that we have a minimum tangible net worth of no less than $2 million. CIT and the Company negotiated an amendment to the factoring agreement in order to resolve this breach and otherwise conform the agreement to reflect changes in the arrangement between CIT and the Company. On February 25, 2004, we entered into a Second Amendment to Factoring Agreement and Waiver with CIT, which included amendments to the existing factoring agreement that (i) extended the time period for delivering certain financial information from a monthly to a quarterly basis,
(ii) replaced the monthly covenant compliance certificate requirement with a requirement for delivery upon request only, (iii) eliminated certain restrictions on making dividends, distributions or redemptions of outstanding stock, (iv) decreased the advance rate from 90% to 80% of eligible accounts, and
(iv) eliminated the financial covenants for tangible net worth and net income. We are currently in compliance with our obligations and covenants under the amended factoring agreement.

Item 6.       Exhibits and Reports on Form 8-K

        (a)   The following exhibits are filed as part of this report:

              Exhibit 10.1 Secured Line of Credit Promissory Note dated April 29, 2004, issued by Decorize, Inc. in the name of SRC Holdings Corporation.

              Exhibit 10.2 Security Agreement dated as of April 29, 2004, between Decorize, Inc. and SRC Holdings Corporation.

              Exhibit 10.3 Letter agreement dated April 29, 2004, by and between Decorize, Inc. and SRC Holdings Corporation.

              Exhibit 31.1 Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)   Reports on Form 8-K:

              (i) On February 17, 2004, the Company filed a Current Report on Form 8-K, which was filed in accordance with "Item 5. Other Events" of such Report in connection with the investment by SRC Holdings Corporation of $500,000 in preferred stock and common stock warrants issued by the Company.

                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 2004               DECORIZE, INC.



                                    By:   /s/ Stephen R. Crowder
                                       -----------------------------------------
                                          Stephen R. Crowder
                                          President and Chief Executive Officer


                                    By:   /s/ Brent S. Olson
                                       -----------------------------------------
                                          Brent S. Olson
                                          Vice President and Treasurer