Form 10KSB
period 2004-06-30
DECORIZE INC
filed 2004-09-14
CIK 1095471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

Form 10-KSB

|X|	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Fiscal Year Ended June 30, 2004.

or

|_|	Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for
the transition period from ___________ to ___________ .

Commission File Number 001-31260 ______________________ Decorize, Inc. (Exact name of registrant as specified in its charter) ______________________

Delaware	43-193180
(State of Incorporation)	(IRS Employer Identification Number)

1938 E. Phelps
Springfield, MO 65802
(417) 879-3326
(Address, zip code and telephone number, including area code, of registrant’s principal executive offices)

 ______________________

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |X|

     The registrant’s revenues for the fiscal year ended June 30, 2004, were $12,056,856.

     At September 10, 2004, there were 13,136,735 outstanding shares of the registrant’s Common Stock. At September 10, 2004, the total aggregate market value of the 6,056,759 shares of voting stock held by non-affiliates of the registrant was $4,118,596 based upon a closing bid of the registrant’s Common Stock as reported by The American Stock Exchange on that date of $0.68 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant.

Documents Incorporated By Reference:

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 13, 2004 – Part III

DECORIZE, INC.

PART I
Item 1.	Description of Business	1
Item 2.	Description of Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	13
Item 6.	Management’s Discussion and Analysis or Plan of Operations	14
Item 7.	Financial Statements	F-1

PART III
Item 8.	Change in and Disagreements with Accountants on Accounting
	and Financial Disclosure	20
Item 8A.	Controls and Procedures	20
Item 9.	Directors and Executive Officers; Compliance with Section 16(a)
	of the Exchange Act	20
Item 10.	Executive Compensation	20
Item 11.	Security Ownership of Certain Beneficial Owners and Management	20
Item 12.	Certain Relationships and Related Transactions	21

PART IV
Item 13.	Exhibits and Reports on Form 8-K	21
Item 14.	Principal Accountant Fees and Services	21

SIGNATURES		23

i

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect,” and similar expressions as they relate to us, are included to identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

  the risks associated with growth;

  our inability to purchase and manufacture merchandise at attractive prices;

  changes in consumer demand and preferences that cause people to desire products other thanthose traditionally offered by Decorize; and

  risks associated with our lack of liquidity.

These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

     A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We have chosen these assumptions or bases in good faith and we believe that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

      Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of this report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

General

     Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings and accessories company designed to serve both large and small retailers in the United States, with products delivered from the Far East. We became a publicly traded company in July 2001 through a reverse merger with a reporting company named Guidelocator.com and adopted its fiscal year end of June 30. Guidelocator.com was a development stage company that was formed to provide an internet database containing information on fishing guides around the world. The merger has been accounted for as a recapitalization of Decorate, a predecessor of Decorize. After the merger, Decorize’s common stock traded on the over-the-counter market until it became listed for trading on the American Stock Exchange in March 2002. We did not pursue any fishing guide related business after the merger, and our company has focused on the sale of furniture and home décor products to our wholesale customers since that time. We completed the acquisition of GuildMaster in June 2001, and the acquisition of Faith Walk in July 2001, following the Guidelocator.com merger, which expanded our operations in the home accents and accessories business. In July 2003, we created WestWay Enterprises, Ltd., a wholly-owned foreign subsidiary, located in Shenzhen, China; and in October 2003, we created Pt. Niaga Merapi, also a wholly-owned foreign subsidiary, to conduct final assembly and finishing operations near Yogyakarta, Indonesia.

     The operations and the product focus of Decorize, GuildMaster, and Faith Walk were separate and distinct in mid-2001, but since our completion of the acquisition and merger transactions, all three entities have combined their activities into one company and all have migrated to the Decorize business model, which relies on manufacturing and importing our home furnishings products direct from the Far East to our retailers’ sites in the United States. More than 90% of the products we sold during our most recent fiscal year were manufactured by suppliers located in the Far East. We ceased our remaining domestic production at the end of March 2004 and have now completed our plan to replace all of the domestic product volume with goods from our overseas suppliers. Prior to this fiscal year, our products were marketed under the separate brand names of decorize.com, GuildMaster, and Falk Walk Designs. During the current year, we implemented changes to define our brand names by the market segments they serve. For product primarily designed and marketed to the specialty retailer, we have maintained the brand identity of GuildMaster so that we may continue to build on the customer’s awareness of that brand. Products we design and source for the large retailer segment are now exclusively marketed under the Decorize brand name.

     We use our “source to business” model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators, that in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates on the ocean freight, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

      During fiscal year 2004, the revenue mix of the business segments was approximately 27% from specialty retailers and 73% from large retailers. Based on our limited operating history, the mix has remained relatively unchanged. However, as we focus additional resources on the specialty retailer segment, management expects the revenue mix between the business segments to eventually become spread more evenly. Nevertheless, we cannot predict with certainty whether or how our business mix will change in the future.

Decorize

     We source our products from a network of manufacturing partners in the Far East, principally China, Indonesia, the Philippines, Thailand, and Vietnam. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our large retailer customers in the United States. We are able to pass on lower prices to large retailers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third-party. The products sourced to be moved through our specialty retailers channel are shipped from the Far East directly to our fulfillment center in Springfield, Missouri.

GuildMaster

     We acquired GuildMaster in June of 2001. GuildMaster was founded in 1981 and is well recognized in the industry for its design uniqueness. From its beginning, the GuildMaster brand has predominantly focused on custom, high-end, home accent products. We have leveraged the GuildMaster name to market and brand the products we sell through our specialty retailer channel. Prior to the current fiscal year, its products were either produced to its specifications by manufacturers located in the Far East or were manufactured in its Springfield, Missouri facility. As of March 31, 2004, we transitioned the production of all its designs to manufacturers located in the Far East.

Faith Walk

     Faith Walk Designs is a corporation, founded by J. Michael Sandel and his spouse that we acquired in July 2001. Prior to acquisition, Faith Walk sourced its products in unpainted form from domestic suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our business model, all formerly Faith Walk branded designs are manufactured entirely by our suppliers in the Far East. In addition, all of Faith Walk’s designs are now marketed under the GuildMaster brand name.

WestWay Enterprises, Ltd.

      In July 2003, we created WestWay Enterprises, Ltd., a wholly-owned foreign subsidiary located in Shenzhen, China. The formation of this subsidiary was required because of local regulations affecting our ability to employ personnel locally. WestWay employs six personnel, who primarily manage quality control and quality assurance for product manufactured by suppliers within the country of China.

P.T. Niaga Merapi

      In October 2003, we created P.T. Niaga Merapi, a wholly-owned foreign subsidiary with its offices located near Yogyakarta, Indonesia. We created this foreign subsidiary to comply with local regulations and requirements for Decorize to employ local residents. The primary purpose of this group is to be responsible for quality control and assurance within the country of Indonesia, where a substantial amount of our GuildMaster product is manufactured. In April 2004, to further improve our product quality, we acquired a facility to conduct light manufacturing, final assembly, and finishing operations. We believe this operation allows us to consistently provide a more unique and higher quality product than previously available from third party manufacturers within the country. In addition, through this new finishing facility, we are able to better package our finished products for shipping, thus reducing the amount of losses incurred during the transportation process, due to faulty or less than adequate packaging.

Business Strategy

     Our objective in evaluating and designing our business model is to enable our company to surpass competitors in our industry on product value, item uniqueness, selection and delivery options of imported home furnishings products by improving our use of information technology, logistics processes and our direct sourcing business model. We believe our customers focus on those factors when choosing a home furnishings supplier, and if we can exceed the offerings of our competitors, we will increase our market share at the cost of our competitors.

     Our “source to business” model for the large retailers, eliminates several layers of handling and warehousing by importers and distribution centers. Products are sourced in the Far East and shipped directly to retailers in the United States. We believe that a majority of our industry competitors ship product through several levels of warehouse facilities, which we estimate would increase the cost of our products by up to 15%.

     The business model for our specialty retailer customers leverages our unique design and foreign production capabilities. Our manufacturing facility in Indonesia allows us to maintain a higher level of product quality than previously found from manufacturers within that country. In addition to product quality, our facility also allows us to insure the quality and adequacy of the product packaging, thus reducing returns due to freight damage and increasing customer satisfaction.

     We have developed support systems for manufacturing of our products in the Far East, which provide product development support and quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of our business model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. This model enables us to provide high-volume, high quality proprietary products to large retailers at attractive prices and offers small retailers access to a broad range of accessories and accent furniture which was previously not available to them.

     Our support systems consist primarily of quality control personnel who oversee our manufacturing done by our suppliers in the Far East. We believe our overseas employees are an integral part of the direct shipping method that we prefer. We do not believe that our business model could be successful without the oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and product procurement of items that are available in the Far East, and which would not likely have become part of our product offerings without our overseas staff. Currently, our company employs 93 persons overseas, and we may increase that number to suit our level of production and design. The focus will continue to be on quality control, regarding items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

     We are expanding our product sourcing, development and warehousing operations in the Far East to support the increasing volumes of product sourced there under our business model. At the same time, we are continuing to build our sales and distribution channels in the United States in order to improve our ability to present our products and services to a growing customer base.

     To improve our operational effectiveness, we continue to develop new and existing technological solutions. These solutions provide us the information we need to closely work with suppliers to plan production and delivery times. In addition, we utilize technology to track customer orders, production status and deliveries so we may meet demanding customer expectations. We will continue to seek upgrades in our technological infrastructure that improve operating efficiencies, improve customer service capabilities and improve quality and cost control in our operations.

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

Merchandise

     We design, market and sell through our distribution chain a variety of imported home furnishings and home accent items such as hand-painted or traditionally finished armoires, chests, tables, chairs, painted furniture, paintings, sculpture, tapestries, other fine art pieces, various hand-made ceramics, candles, lamps and similar accessory items. Accent furniture includes items such as occasional tables, end tables, mirrors, wicker chairs and tables, and ottomans. Accessories include items such as wood, rattan, glass or ceramic bowls, statuettes, vases, candles and candleholders, baskets, boxes, lamps and bath items. Wall art includes a variety of traditional art such as framed oil paintings or prints, but it includes many other types of materials and designs including fabrics, woven materials and collages.

     Our product offerings are now marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by its customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their retail consumers through their brick and mortar store locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to consumers that shop at their brick and mortar store locations. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add, and drop products based upon the demand in the marketplace.

     Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining quality merchandise in adequate volumes and at suitable prices.

Suppliers

     We have developed a network of more than 100 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture most of the products we sell to our customers. For the year ended June 30, 2004, Decorize’s top ten vendors accounted for approximately 70% of our total purchases. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other’s needs and requirements. As our supply partners become more familiar with Decorize’s business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and increasing our reliance on particular supply partners for meeting our overseas manufacturing needs. However, we believe that none of our suppliers is material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both the Far East and other parts of the world. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during any fiscal year. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements.

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

     The relationship with our logistics companies provides us with state-of-the-art staging and warehousing facilities in the countries from which we source products. However, if it is necessary, we have alternative sources for those staging and warehousing services.

Customers

     The current customer base for our brands includes approximately twelve large retailers and more than a thousand small retailers, designers and decorators. During the year ended June 30, 2004, our customer revenues were approximately $12.1 million. Although our top five customers in the past year accounted for approximately 66% of our revenues, our business plan for growing our business are expected to result in greater revenue diversification. During fiscal 2004, our top five customers from the standpoint of revenues were Home Depot Expo, Sears – The Great Indoors, La-Z-Boy, CBK,Ltd., and Hancock Fabrics. Our purchase orders with our customers are completed on a purchase-by-purchase basis, and we have not entered into any long-term purchase agreements with any customers, nor are there any formal volume commitments from any of them.

Industry and Competition

      We estimate that the premium home accents and accessories market segment of the home furnishings industry in which we compete includes approximately 26,000 companies that account for approximately $40 billion of sales at the wholesale level. We believe that there are no dominant competitors within the premium home accents and accessories market segment of the home furnishings industry. Furthermore, we are not aware of any other competitor in the industry that relies on the Decorize “source to business” model for delivery of its home furnishings products.

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

Foreign Market Risks

      As an importer of manufactured products from several countries in the Far East, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. This perception arises because most of our products are manufactured in China, as evidenced by the fact that during fiscal 2004, approximately 64% of the products manufactured by our third party suppliers were manufactured in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade Organization should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

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

Warehousing and Distribution

      An important aspect of our success involves our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required. The greater part of the products we sell are to large retailers. The products for these customers are not warehoused at our expense, since we have those products shipped directly from our manufacturers in the Far East to our customers’ stores or distribution centers. The products we sell to the specialty retailer market are shipped from the Far East to our fulfillment center in Springfield, Missouri. From our fulfillment center, goods are then shipped to our customers via common and contract carriers throughout the United States and Canada. Quick and efficient distribution is required to meet customer needs, and we are continually pursuing improvements in our delivery process.

     Our ability to track orders and merchandise delivery in a detailed and timely manner is an essential requirement for us to eliminate excess warehouse and retail capacity under our direct ship model. In response to this need for detailed order information, Decorize developed a tracking system with our logistics provider which utilizes computer and internet technology to track the transport and storage of our goods down to the SKU level. The logistics technology we use lets us know in real time where our merchandise is at all times and when those products will be delivered to our customers. We can also track costs in the same detailed and timely fashion using this technology. Since we first began developing our direct ship model, we have consistently sought the services of those logistics providers which have the capabilities to make the technology available to us, since the ability to track our orders, merchandise and costs is such a significant benefit to that shipping model. Decorize has no intellectual property rights in the tracking process or the technology used in the tracking process, however, we believe that there are a significant number of other logistics suppliers that would be able to provide the same technology and, with our assistance, duplicate the tracking process that we currently use.

Management Information Systems

      We maintain a corporate local area network computer system, which integrates purchase orders, imports, transportation, distribution, and financial systems. Expenditures for continuing upgrades of management information systems are anticipated in the foreseeable future to refine and update these systems.

Trademarks and Tradenames

      We completed the registration for the service mark "The World’s Décor...Right to your Door," on September 2, 2002, with the United States Patent and Trademark office. The registration for “The World’s Décor … Right to your Door” will terminate in 10 years from the date of grant, or may be cancelled after 6 years if we do not file the appropriate documents evidencing our continued use of that mark. Our application for the service mark “Decorize” was filed in April 2002 and registration was granted in August 2003.

      In addition, we have common law rights to the use of “decorize.com” and “The World’s Décor….Right to your Store,” however, we have not chosen to complete an application for registration of those marks at this time.

Employees

      As of June 30, 2004, our company and its subsidiaries employed 133 persons, including 93 in the Far East. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Risk Factors

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

     The concept for our business model was developed in 2000. The acquisitions of our two operating subsidiaries were completed in June 2001 and July 2001, respectively. Even though GuildMaster and Faith Walk Designs have operated independently for some time, we have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations. Also, our largest brand in terms of revenues, Decorize, which accounted for approximately 72.5% of our sales in fiscal 2004, has only been operational since March 2000. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have incurred losses historically, and we may not be able to attain or maintain profitability.

     We incurred a net loss of $4.4 million for the fiscal year ended June 30, 2004, which was an increase of 266% over the $1.2 million loss in fiscal 2003. Although our revenues increased significantly since the beginning of fiscal 2002, we have not maintained profitability. We cannot assure you that our operating losses will decline, even if our sales increase dramatically. We will need to generate greater revenues and improve our operating margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

     Our customer mix currently consists of approximately twelve large retailers and more than a thousand specialty retailers, department stores, designers and decorators. We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2004 accounted for approximately 66% of our revenues, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume, or at all.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

     We intend to expand our business, and we are incurring expenses associated with our growth and expansion. Although we recently raised funds through private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We have hired additional employees overseas and continue upgrading our technological infrastructure to improve quality and cost controls, operating efficiency and customer service capabilities. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or even reduce the current size of our operations.

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

     During the period from June 1, 2001 to June 30, 2004, our total number of employees increased from 7 to 133, including 93 employees in Asia. During our intial periods of operation as a combined entity, we experienced a high rate of sales growth, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders and product quality issues. The decline in revenues for the current fiscal year is to some degree a result of our previous demand exceeding our infrastructural capacity. We have resolved those capacity issues by hiring additional personnel and upgrading our technology infrastructure, and we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers’ needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

     Competition in the wholesale market for home furnishings is intense. We compete with a diverse group of wholesalers ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than Decorize. We believe that barriers to entry in the wholesale furniture and home furnishings market are not significant and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as ours do not require the wholesalers to own warehouses, showrooms and factories to operate, which we think is because (i) our direct ship business model can be operated with minimal warehousing needs and costs, which are significantly less than traditional models, (ii) wholesale product orders can be placed after receipt of customer orders, in order to further reduce warehousing needs, (iii) samples can be shown to customers at little or no cost, without the necessity of showroom space for actual product, (iv) if a competitor wants showroom space, it is typically available for lease at competitive rates in most United States markets, and (v) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If wholesalers with significantly greater resources than Decorize decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Our directors have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

     The current members of our Board of Directors beneficially own, in the aggregate, approximately 43.3% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors, would be able to obtain the number of votes necessary to overrule the board.

Because we do not manufacture our products in the United States, a disruption in the delivery of imported products may have a greater effect on us than on our competitors.

      We import products that we have manufactured, purchased or had manufactured for us overseas. Merchandise imported directly from these overseas manufacturers currently accounts for approximately all of our total purchases. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and warehouse products in the United States. Deliveries of our products may be disrupted through factors such as:

(i)	raw material shortages, work stoppages, strikes and political unrest;
(ii)	problems with ocean shipping, including work stoppages and shipping container shortages;
(iii)	increased inspections of import shipments or other factors causing delays in shipments; and
(iv)	economic crises, international disputes and wars.

     For example, we experienced significant delays in shipments due to a dockworkers dispute on the West Coast in fiscal 2003. The delays from this dispute resulted in the cancellation of some customer orders, since we could not obtain products from overseas in a timely manner. Although we managed to minimize the impact of the delays, a longer dispute could have placed us at a serious disadvantage to some of our competitors. Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

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

     In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model, and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2004, marketing and advertising expenses were $189,000, which is approximately 3% of our operational expenses for that year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline.

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

      This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements about Decorize’s forecasts, expectations, beliefs, performance, plans, strategy, objectives, and intentions. Although we believe that the forecasts, expectations, beliefs, performance, plans, strategy, objectives and intentions reflected in, or suggested by, those forward-looking statements are reasonable, it is possible that one or more, or even all, of them may not be achieved or realized. Factors that could cause actual results to differ materially from the forward-looking statements made in this prospectus are set forth in this “Risk Factors” section. All forward-looking statements attributable to Decorize are qualified in their entirety by those cautionary statements. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Item 2. DESCRIPTION OF PROPERTIES

      Our corporate headquarters are based in a single leased building of approximately 9,600 square feet in Springfield, Missouri. The rent for this space is $3,500 per month and the facilities are in good condition. The initial term of the lease for our corporate headquarters terminated on April 15, 2004, and we exercised our option to renew the lease for another one-year term ending April 15, 2005. We have a second option to renew the lease for another one-year period at the end of the current renewal term. We anticipate that if additional space is required within the next 12 months for our headquarters, then such space will be available in the Springfield area on a reasonable commercial basis.

     We lease and operate a 41,250 square foot fulfillment center in Springfield, Missouri. The lease agreement currently provides for a monthly rent payment of $9,860. The lease on the building terminates on November 30, 2006, and there are options to renew the lease for two additional five-year periods. The Springfield facility is in good condition, and we believe the space is adequate for our operations in the foreseeable future.

     We also lease additional design studio and office space of approximately 1,950 square feet in Houston, Texas. The rental agreement for this facility requires an $840 monthly rent payment and terminates on November 30, 2004. We anticipate renewing the lease prior to its expiration.

     We lease and operate our own showroom of approximately 8,951 square feet in High Point, North Carolina. The High Point showroom lease terminates on October 31, 2009. The rent for the period beginning November 1, 2003 and ending October 31, 2004 is $9,656.30 per month, from November 1, 2004 to October 31, 2005 is $9,680.70 per month, from November 1, 2005 to October 31, 2008 is $9,866.30 per month and from November 1, 2008 to October 31, 2009 is $10,162 per month. We have an option to renew the lease for one five-year period.

     Finally, pursuant to agreements with independent sales representative groups, we lease varying amounts of floor space at eight regional showrooms throughout the United States. The monthly rental payments vary between $500 and $2,440.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Shares of our common stock began trading on The American Stock Exchange on March 8, 2002, under the symbol “DCZ”. The following table summarizes the highest and lowest reported sales price per share for all fiscal quarters of 2004, and 2003.

	High	Low

Fourth Quarter 2004	$1.19	$0.50
Third Quarter 2004	1.10	0.45
Second Quarter 2004	1.52	0.80
First Quarter 2004	1.75	1.30
Fourth Quarter 2003	1.77	1.39
Third Quarter 2003	1.90	1.01
Second Quarter 2003	2.39	0.72
First Quarter 2003	3.20	1.75

      We had approximately 722 beneficial owners of our common stock, including 85 of which were holders of record, as of September 2, 2004.

      We have not paid cash dividends on our common stock since its inception. The board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

     The following table summarizes as of June 30, 2004, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security holders	923,261	1.18	2,076,739
Equity compensation plans
not approved by security
holders	—	—	—

Total	923,261	1.18	2,076,739

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under differing assumptions and conditions. Decorize believes the following critical accounting policies require management’s most difficult, subjective and complex judgments.

     Goodwill – Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS NO. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Decorize did not identify or record any impairment with the adoption of this new standard.

     Revenue Recognition – Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is generally considered to have occurred upon receipt of the products by the customer.

     Allowances for Doubtful Accounts – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform ongoing credit evaluation of our customers’ financial condition and if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

     Accounting for Business Combinations – The companies that we have acquired have all been accounted for as business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

     Stock Options – In accordance with Accounting Principles Board (APB) No. 25 and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost with required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. For options that have been modified we have applied Financial Accounting Standards Board Interpretation No. 44 (Fin 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, effective July 1, 2000. We have also adopted SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure.

Results of Operations and Comparison of Prior Year Periods

      The following table presents certain items included in Decorize’s consolidated statements of operations, a copy of which is included in this prospectus, and the percentage of total revenues for the periods indicated. All such data should be read in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

Fiscal Years Ended June 30, 2004 and 2003

	2004		2003		Change

Sales (net)	$12,056,856	100.0%	$15,563,406	100.0%	$(3,506,550)	—%
Cost of sales	9,964,834	82.6%	9,688,209	62.2%	276,625	20.4%

Gross profit	2,092,022	17.4%	5,875,197	37.8%	(3,783,175)	(20.4)%
Operating expenses	5,706,453	47.3%	6,364,689	40.9%	(658,236)	6.4%

Operating loss	(3,614,431)	(30.0)%	(489,492)	(3.1)%	(3,124,939)	(26.9)%
Total other expense	832,508	6.9%	662,913	4.3%	169,595	2.6%

Net loss	(4,446,939)	(36.9)%	(1,152,405)	(7.4)%	(3,294,534)	(29.5)%

Sales

      Our sales are derived primarily from the sale of home furnishing and home décor products to large and specialty retailers. Sales for the year ended June 30, 2004, decreased $3.5 million or 22.5% to $12.1 million compared to $15.6 million for the year ended June 30, 2003. The decrease in revenues for fiscal 2004 from fiscal 2003 is due to several factors. First, we have experienced some quality issues with several vendors throughout fiscal 2004. Also notable was a $2.1 million decrease in sales to large retailers compared to the prior year. We believe the remnants of a languid economy impacted the rate at which orders were written by our large retailers during the first half of fiscal 2004. Furthermore, a portion of the decline in revenues can be attributed to a significant decrease from our prior year sales volume with a particular customer. We continue to receive orders from that customer, but at a reduced level compared to prior years. Our management is focusing its marketing efforts to increase sales volumes with existing customers while simultaneously developing a broader large retailer base, in order to diminish the effect of any one customer on our operations. In addition, sales returns and allowances increased by $0.3 million for fiscal 2004 from fiscal 2003, due to quality issues with a select number of overseas vendors. We believe that we have presented our product and services to only a small part of the much larger number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to large retail customers and expect that as a result we will continue to increase our sales to them substantially on a dollar-to-dollar comparative basis. Pricing in our industry is very competitive and we must focus on selling more goods to more customers at very competitive prices in order to increase our revenues. Furthermore, management has aggressively taken measures to improve product quality, including the management of our own finishing and final assembly facility in Indonesia.

      Our company has existed in its present form only since July 2001, so we do not have an extensive history of sales information as a combined entity. However, based on sales since July 2001, and our evaluation of the historic operating results of Faith Walk and GuildMaster, it appears that we have the highest volume of sales during our first two fiscal quarters, which accounted for approximately 57.7% of fiscal 2004 sales, and that the remaining quarters, accounting for the other 42.3% of sales for 2004, are not quite as strong. We believe that part of the reason for the increase in sales for the quarters ending September 30, 2003, and December 31, 2003, as compared to the two following quarters, is due to several big projects for large retailers gearing up for the holiday months. Other than the growth of our enterprise, we have not observed any other significant seasonal patterns.

Cost of Sales

     The cost of sales for the year ended June 30, 2004, increased as a percentage of sales to 82.6% compared to 62.2% for the year ended June 30, 2003. The percentage increase in costs for the year ended June 30, 2004, compared to the prior year, was due in part to substantial increases in ocean freight rates. In addition, we experienced a shift to high volume, low margin orders throughout fiscal year 2004. During fiscal year 2004, we incurred $0.4 million of expense associated with decreased domestic production and recorded a $0.5 million write-down for excess inventory. The increase in our cost of sales resulted in a decrease of our gross margin to 17.4% in fiscal year 2004 compared to 37.8% in fiscal year 2003.

Operating Expenses

      During the year ended June 30, 2004, our operating expenses decreased $.7 million to $5.7 million, compared to $6.4 million for the same period last year. However, the decrease in revenues caused operating expenses, as a percentage of revenues, to increase 6.4% to 47.3% for fiscal 2004. The dollar decrease in operating expenses for fiscal 2004 was due to the net effect of decreases in certain expenses partially offset by increases in others. The increases were predominantly non-cash in nature. We recorded approximately $360,000 in non-cash charges associated with the issuance of 340,000 shares of common stock for investor relations services during the third quarter of fiscal 2004. We recorded an additional $65,000 of non-cash expense associated with the issuance of 65,000 shares of common stock to fulfill our severance obligations to Mr. Baker during the third quarter of fiscal 2004. The decrease in expenses was due primarily to the cessation of operations in Houston, Texas, and the elimination of approximately $0.6 million of expenses related to those operations, compared to fiscal 2003. The increase in operating expenses as a percentage of sales is directly attributable to the decrease in sales and the fixed cost nature of certain operating expenses.

Other Expense

      Other expense for the year ended June 30, 2004, consisted principally of $0.8 million of interest expense compared to $0.7 million of interest expense for the year ended June 30, 2003. This increase during 2004 was primarily due to the $0.6 million non-cash charge related to the amortization of discount on convertible debt for 2004 versus $0.5 million for 2003.

Net Loss

     Loss from operations increased to $3.6 million in fiscal 2004 from $0.5 million in fiscal year 2003. As a percentage of sales, the loss from operations increased to 30.0% in fiscal 2004 compared to 3.1% in fiscal year 2003 due to the effects of significant decreases in sales volume and gross margins.

     We recorded a net loss of $4.4 million in fiscal 2004, compared to $1.2 million in fiscal year 2003. As a percentage of sales, our net loss increased to 36.9% in fiscal 2004 compared to 7.4% in fiscal year 2003. A significant portion of our losses were non-cash charges of $0.4 million and $0.1 million for stock compensation expense and $0.6 million and $0.5 million for amortization of debt discount in fiscal year 2004 and 2003 respectively.

     Net loss per share increased to $0.37 per share in fiscal year 2004, from $0.11 per share in fiscal 2003.

Inflation

      We do not believe our business is materially affected by inflation. We anticipate that any increase in costs of goods sold and operating costs caused by inflation will be passed on to our customers through increases in price per unit.

Liquidity and Capital Resources

     We had working capital of approximately ($0.1) million at June 30, 2004, compared with $1.9 million at June 30, 2003. Cash and cash equivalents and short-term investments were $0.5 million at June 30, 2004, compared to $0.1 million at June 30, 2003. Cash used in operating activities decreased from $1.1 million in fiscal year 2003 to $0.2 million in fiscal year 2004. The principal operating uses of cash during fiscal 2004 were attributable to the net loss of $4.4 million, and a $0.6 million reduction in payables. The amount of cash used during the current period was reduced by certain items providing or not requiring cash. Inventory provided $2.3 million and a reduction in receivables and due from factor provided $1.3 million. Furthermore, $0.2 million in depreciation and amortization, $0.4 million for the compensatory issuance of common stock, and another $0.6 million for the accretion of debt discount did not require cash.

     Investing activities during the year ended June 30, 2004, consumed $0.2 million in cash. This amount related to the acquisition of computer equipment and improvements in our technological infrastructure.

     During the year ended June 30, 2004, our cash provided from financing activities amounted to $0.7 million. This is principally attributable to investment capital raised of $0.5 million and proceeds from issuance of stockholders’ notes payable of $1.5 million offset by principal payments of $0.2 million on debt, payment of $0.2 million relating to a registration of Decorize’s common stock, and $1.0 million in advances from factor.

     We anticipate that our working capital need will increase as our business grows. As of June 30, 2004, our working capital was approximately ($0.1) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable and borrowing against qualified inventories.

     In order to provide improved working capital liquidity and credit risk exposure, our company and its global subsidiaries regularly sell the majority of our accounts receivable under global factoring arrangements with CIT Commercial Services, a unit of CIT Group, Inc. Under our factoring agreement with CIT, we sell our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. We do not retain any interest in, or control of, the accounts receivable sold. Our company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require us to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest 1.0%, plus the JPMorgan rate, and may be offset against amounts due to our company at the factor’s option. For the year ended June 30, 2004, our company and its subsidiaries factored $12.5 million in accounts receivable and received $10.9 million in cash from CIT. The factoring service fees were $69,119 and the interest paid on cash advances from the factor, amounted to $81,288 for the year ended June 30, 2004.

     We were in violation of the minimum net worth covenants in the CIT factoring agreement at December 31, 2003. On February 25, 2004, we entered into a Second Amendment to Factoring Agreement and Waiver with CIT, which included amendments to the existing factoring agreement that eliminated certain restrictions on making dividends, distributions or redemptions of outstanding stock and eliminated the financial covenants for tangible net worth and net income. We are currently in compliance with our obligations and covenants under the amended factoring agreement. For the amendment and waiver, we reimbursed CIT $1,000 in legal fees and other related expenses.

     On July 1, 2003, we secured a $150,000 line of credit, bearing interest at 7% annually, and maturing October 1, 2003, with Liberty Bank for use as operating capital. The line of credit was secured by a $150,000 Certificate of Deposit from James K. Parsons, who was then serving as the President and Chief Executive Officer and a director of our company. The line of credit has been paid off in its entirety.

     In October 2003, we obtained a 12-month line of credit in the amount of $800,000 from Mr. Parsons, with principal amounts outstanding bearing interest at a per annum rate equal to the prime rate plus 1.25% . The amounts outstanding under a $150,000 promissory note issued to Mr. Parsons on July 17, 2003, were rolled into the line of credit and the $150,000 promissory note was cancelled. In consideration for Mr. Parson’s agreement to establish the line of credit, we issued warrants to Mr. Parsons exercisable for 500,000 shares of Decorize common stock at an exercise price of $1.45 per share. The warrants are exercisable immediately and expire September 30, 2006. On December 10, 2003, pursuant to an amended and restated line of credit promissory note executed by our company in favor of Mr. Parsons, the principal amount of the line of credit was increased to $1,000,000, and the line of credit was secured by a subordinate security interest in our inventory. In consideration for the increase in the line of credit, we issued warrants to Mr. Parsons to purchase an additional 200,000 shares of Decorize common stock at an exercise price of $1.20 per share, on the same terms as the warrants originally issued in connection with the line of credit. The warrants issued in connection with the Parsons line of credit have a relative fair value equal to $302,097, which has been recorded as a discount against the carrying value of the note and will be amortized to interest expense over the term of the debt. As of June 30, 2004, $1,000,000 in principal was outstanding under the line of credit. On September 10, 2004 the due dates of this line of credit and Mr. Parsons term note were extended to July 31, 2006.

     On April 29, 2004, our company and SRC agreed upon terms for a short-term $500,000 line of credit to be provided by SRC to our company. In connection with the loan, we executed a secured line of credit promissory note, bearing interest at prime plus 0.5%, with monthly payments of interest beginning in June 2004 and continuing until the note becomes due on September 30, 2004. The note is secured by all of the Company’s assets located in Springfield, Missouri, excluding any real property or accounts receivable. Our company and SRC agreed that the $500,000 loan is being provided as an alternative to SRC’s guaranty of a bank facility, and we agreed to issue SRC contingent warrants for 500,000 shares of common stock in connection with any draws on the credit line, on the same terms as previously agreed in connection with the private placement of preferred stock. The parties agreed that SRC remains obligated to provide a guaranty for up to a $1,000,000 credit facility obtained by our company in the future, which may be used to repay the SRC note. The parties further agreed that if we obtain such a line of credit, and any contingent warrants would be payable to SRC pursuant to the terms of the private placement, then the number of warrant shares to be issued by our company will be reduced by the number of contingent warrant shares we issued in connection with the $500,000 short-term facility.

     On May 5, 2004, we borrowed the full $500,000 under the short-term facility provided by SRC. The proceeds of the loan will be used for working capital purposes. We issued SRC warrants for 500,000 shares of Decorize common stock, which have an initial exercise price equal to $1.40 per share. The warrants expire ratably on May 5, 2007, 2008 and 2009.

     In connection with our $500,000 private placement of preferred stock to SRC Holdings Corporation in February 2004, we entered into agreements to exchange an aggregate $1,410,200 of debt owed to a principal stockholder and three of its current and former executive officers for shares of Decorize common stock. We issued 409,700 shares of common stock to NEST USA, Inc. in exchange for a $409,700 principal reduction in its existing convertible term note. In addition to those shares of common stock, we issued a second amended and restated note to NEST USA, which had an initial principal balance equal to the remaining $210,497 owed to NEST USA and a new schedule of payments providing for monthly payments of $10,000 each beginning February 1, 2004, and ending December 31, 2005, at which time all amounts due under the second amended and restated note would be due in full. We amended certain outstanding warrants held by NEST USA to extend their expiration date to December 31, 2005, and issued another set of warrants to NEST USA that are exercisable for 400,000 shares of common stock at an initial exercise price equal to $1.40 per share, which terminate on December 31, 2006. The carrying value of this debt has fully discounted due to the associated warrants, and the resulting discount is being amortized to interest expense over the term of the note.

     At the time of the preferred stock private placement, the Company also issued warrants to acquire up to 600,000 shares of common stock to existing shareholder Quest Capital Alliance, L.L.C. These warrants are exercisable at an initial exercise price of $1.40 per share and terminate on a proportional basis on the third, fourth and fifth anniversaries of their issuance.

     Additionally, Mike Sandel, a Vice President and director, and Jon Baker and James Parsons, co-founders and former CEOs of our company, exchanged outstanding notes for shares of common stock pursuant to separate agreements entered into by each of them with our company. We exchanged an aggregate $1,000,500 in outstanding principal and accrued interest under three separate promissory notes for 1,000,500 shares of common stock, on the basis of $1.00 per share. We issued 75,000 shares to Mr. Parsons, 550,500 shares to Mr. Sandel, and 375,000 shares to Mr. Baker, and the outstanding principal amounts of the noteholders’ promissory notes were reduced accordingly. As a result of the exchange, the outstanding principal amount of Mr. Parson’s note was reduced to $850,000, Mr. Sandel’s note and an unpaid interest was paid in full, the outstanding principal amount of Mr. Baker’s promissory note was paid in full, and we issued a subordinated promissory note due December 2004, bearing interest at 6% per annum, as payment for the $56,451 of interest accrued on Mr. Baker’s note.

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

     Total Contractual Cash and Other Obligations

      The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2004.

	Total	Less than 1 Year	1-3 Years	4 - 5 Years	After 5 Years

Aggregate amount of principal to be
paid on the outstanding long-term
debt	110,888	70,831	40,057	—	—
Principal payments due on notes
payable to stockholders	2,273,588	550,451	1,723,137	—	—
Future minimum lease payments
under capital leases	116,907	50,870	66,037	—	—
Future minimum lease payments
under noncancelable operating leases	920,330	267,641	531,925	120,764	—

Totals	3,421,713	939,793	2,361,156	120,764	—

     Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, and that are material to our shareholders.

Item 7. FINANCIAL STATEMENTS

DECORIZE, INC.
FINANCIAL STATEMENTS
JUNE 30, 2004 and 2003
Page(s)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets for June 30, 2004 and 2003	F-3
Consolidated Statements of Operations for the Years ended	F-5
June 30, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity	F-6
for the Years ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the Years ended	F-7
June 30, 2004 and 2003
Notes to Financial Statements for the Years ended	F-9
June 30, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

July 30, 2004, except for Note 10 as to which the date is September 10, 2004 Springfield, Missouri

Decorize, Inc. Consolidated Balance Sheets June 30, 2004 and 2003

Assets
	2004	2003

Current Assets
Cash and cash equivalents	$414,900	$121,716
Certificate of deposit	76,733	—
Receivables
Trade accounts receivable, net of allowance 2004 -
$194,983, 2003 - $287,530	68,586	371,240
Due from factor, net of advances 2004 - $980,398,
2003 - $1,570,553	334,318	443,529
Other	15,484	25,906
Inventories	769,576	3,046,031
Prepaid expenses and other	94,270	140,719

Total current assets	1,773,867	4,149,141

Property and equipment, net	400,856	520,919
Goodwill	3,258,938	3,258,938
Other	7,491	215,343

	3,667,285	3,995,200

	$5,441,152	$8,144,341

See Notes to Consolidated Financial Statements	F-3

Liabilities and Stockholders’ Equity
	2004	2003

Current Liabilities
Accounts payable	$806,865	$1,432,387
Accrued salaries and commissions	127,122	151,984
Other accrued expenses	244,078	316,368
Current portion of capital lease obligations	40,478	49,200
Current portion of long-term debt	70,831	285,900
Current portion of notes payable to stockholders	550,451	—

Total current liabilities	1,839,825	2,235,839
Capital lease obligations, less current portion	52,029	97,134
Long-term debt, less current portion	40,057	72,620
Notes payable to stockholders	1,723,137	1,803,010

Total liabilities	3,655,048	4,208,603

Stockholders’ Equity
Preferred stock, 8% cumulative, convertible,
redeemable, $.001 par value; authorized 10,000,000
shares; issued and outstanding 2004 – 500,000
shares, 2003 - none	500	—
Common stock, $.001 par value; 50,000,000
authorized, issued and outstanding 2004 –
13,136,735 shares, 2003 – 11,270,693 shares	13,137	11,271
Additional paid-in capital	9,582,431	7,272,369
Accumulated deficit	(7,809,964)	(3,347,902)

Total stockholders’ equity	1,786,104	3,935,738

	$5,441,152	$8,144,341

Decorize, Inc. Consolidated Statements of Operations Years Ended June 30, 2004 and 2003

2004		2003

Net Sales	$12,056,856	$15,563,406
Cost of Goods Sold	9,964,834	9,688,209

Gross Profit	2,092,022	5,875,197

Operating Expenses
Selling, general and administrative	5,410,598	6,112,234
Stock compensation	64,350	37,500
Depreciation and amortization	231,505	214,955

	5,706,453	6,364,689

Operating Loss	(3,614,431)	(489,492)

Other Income (Expense)
Interest income	2,184	3,826
Interest expense	(812,067)	(714,374)
Other	(22,625)	47,635

	(832,508)	(662,913)

Loss Before Income Taxes	(4,446,939)	(1,152,405)
Provision for Income Taxes	—	—

Net Loss	$(4,446,939)	$(1,152,405)

Basic and Diluted Loss Per Common Share	$(.37)	$(.11)

Basic and Diluted Weighted Average Common Shares
Outstanding	12,059,481	10,913,004

See Notes to Consolidated Financial Statements	F-5

Decorize, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2004 and 2003

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Par Value	Shares	Par Value			Total

Balance, June 30, 2002	—	$—	10,432,774	$10,433	$5,976,542	$(2,195,497)	$3,791,478
Stock compensation expense
related to stock options issued
under Equity Incentive Plan	—	—	—	—	32,500	—	32,500
Compensatory issuance of
common stock	—	—	34,348	35	51,838	—	51,873
Net proceeds from issuance of
common stock	—	—	803,571	803	898,989	—	899,792
Discount recorded on amended
convertible term note	—	—	—	—	312,500	—	312,500
Net loss	—	—	—	—	—	(1,152,405)	(1,152,405)

Balances, June 30, 2003	—	—	11,270,693	11,271	7,272,369	(3,347,902)	3,935,738
Compensatory issuance of
common stock for services	—	—	340,000	340	353,260	—	353,600
Fees associated with the registration
of outstanding common stock	—	—	—	—	(333,349)	—	(333,349)
Issuance of common stock related
to conversion of long-term
debt, net of issuance costs	—	—	409,700	410	401,430	—	401,840
Issuance of common stock related
to conversion of shareholders’
debt	—	—	1,000,500	1,000	989,568	—	990,568
Compensatory issuance of
common stock per severance
agreement	—	—	65,000	65	64,285	—	64,350
Net proceeds from issuance of
preferred stock and common
stock	500,000	500	36,197	36	507,102	—	507,638
Dividends declared	—	—	—	—	—	(15,123)	(15,123)
Discounts recorded on
stockholder notes	—	—	—	—	315,878	—	315,878
Issuance of common stock related
to exercise of stock options	—	—	14,645	15	11,888	—	11,903
Net loss	—	—	—	—	—	(4,446,939)	(4,446,939)

Balances, June 30, 2004	500,000	$500	13,136,735	$13,137	$9,582,431	$(7,809,964)	$1,786,104

See Notes to Consolidated Financial Statements	F-6

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2004 and 2003
	2004	2003

Operating Activities
Net loss	$(4,446,939)	$(1,152,405)
Items not requiring (providing) cash
Depreciation and amortization	231,505	214,955
Compensatory issuance of common stock and stock
options	417,950	84,373
Amortization of debt discount included in interest
expense	554,126	463,625
Loss on disposal of property and equipment	22,022	991
Changes in
Trade accounts receivable	278,345	(248,542)
Due from factor	1,048,793	(194,872)
Inventories	2,276,455	(793,659)
Prepaid expenses and other current assets	46,449	(78,629)
Accounts payable	(625,522)	614,021
Accrued expenses and other	(9,242)	39,223

Net cash used in operating activities	(206,058)	(1,050,919)

Investing Activities
Purchase of property and equipment	(84,443)	(166,209)
Purchase of certificate of deposit	(76,733)	—
Proceeds from disposal of property and equipment	1,850	7,305

Net cash used in investing activities	(159,326)	(158,904)

Financing Activities
Principal payments on long-term debt	(197,122)	(87,997)
Principal payments on stockholders’ notes payable	—	(131,463)
Proceeds from issuance on stockholders’ notes payable	1,500,000	—
Principal payments on capital lease obligations	(53,826)	(40,154)
Issuance of common stock, net of related expenses	49,403	899,792
Issuance of preferred stock, net of related expenses	458,250	—
Stock registration costs	(174,177)	(159,172)
Fees associated with the conversion of debt to equity	(19,109)	—
Advances from (repayment to) factor, net	(904,851)	702,461

Net cash provided by financing activities	658,568	1,183,467

Increase (Decrease) in Cash and Cash Equivalents	293,184	(26,356)

Cash and Cash Equivalents, Beginning of Year	121,716	148,072

Cash and Cash Equivalents, End of Year	$414,900	$121,716

See Notes to Consolidated Financial Statements	F-7

Decorize, Inc. Consolidated Statements of Cash Flows Years Ended June 30, 2004 and 2003

Supplemental Cash Flows Information
Interest paid	$126,036	$210,019
Common stock warrants issued in connection with
note payable	$327,766	$113,126
Debt converted to common stock	$1,410,107	—
Deferred fees associated with successful stock
registration reclassified to paid-in capital	$249,498	—
Accrued interest converted to debt principal	$56,451	—
Beneficial conversion option associated with note
payable	—	$199,374
Promissory note issued to stockholder in exchange for
repayment of note payable	—	$288,607
Capital lease obligations incurred for property and
equipment	—	$124,328

Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Decorize, Inc. (Decorize) and its subsidiaries, collectively (the “Company”), is a manufacturer and wholesaler of imported home furnishings and home accent items. Products are sold primarily to retailers in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Decorize, Inc. and its wholly owned subsidiaries, P.T. Niaga Merapi, Westway Enterprises Limited, GuildMaster, Inc. and Faith Walk Designs, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2003, cash equivalents consisted primarily of a certificate of deposit.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision (credit) for bad debts was $32,351 and $(79,355) for the years ended June 30, 2004 and 2003, respectively.

The Company has established relationships with several major customers. Sales to one customer accounted for 23.6% and 29.5% of total sales for the years ended June 30, 2004 and 2003, respectively. Sales for the years ended June 2004 and 2003 to another customer accounted for an additional 23.2% and 21.8% of total sales, respectively. The Company grants credit to customers who meet the Company’s preestablished credit requirements and generally does not require collateral to secure payment of accounts receivable.

F-9

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

Due From Factor

The Company regularly sells the majority of its accounts on a pre-approved, nonrecourse basis under global factoring agreements. Accounts receivable sold are subject to preapproval by the factor. The Company does not retain any interest in, or control of, the accounts receivable sold. The Company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire the disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the consolidated balance sheet. Advances of amounts due from factor bear interest at prime, and may be offset against amounts due to the Company at the factor’s option.

Inventory Pricing

Inventories consist primarily of finished and unfinished home furnishings and accessories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of ocean freight and duties.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

Category	Estimated Life	Balance at June 30, 2004	Balance at June 30, 2003

Automobiles	5 years	$34,728	$36,198
Warehouse and production equipment	5-7 years	35,518	63,682
Computer software	3 years	178,482	167,088
Office and computer equipment	3-7 years	524,944	481,335
Leasehold improvements	Lease term	92,734	77,521

Total		866,406	825,824
Less accumulated depreciation		465,550	304,905

Property and equipment, net		$400,856	$520,919

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2004 and 2003.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has not recorded a charge as a result of the required impairment tests in 2004 and 2003.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Decorize, Inc. files consolidated income tax returns with its subsidiaries.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized as products are delivered to customers. Any customer deposits relate to amounts received in advance from customers for unshipped orders.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended June 30, 2004 and 2003, was $188,548 and $123,161, respectively.

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

Loss Per Share

Basic and diluted loss per share are computed by dividing the net loss increased by dividends declared on preferred stock by the weighted-average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding convertible preferred stock, stock options and warrants as their effects would be antidilutive.

Net loss, as reported	$(4,446,939)
Add: Dividends declared on preferred stock	(15,123)

Loss available to common shareholders	(4,462,062)
Weighted average shares outstanding	12,059,481

Basic and diluted loss per share	$(0.37)

Stock-based Compensation

At June 30, 2004 and 2003, the Company had a stock-based employee compensation plan, as more fully described in Note 6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net loss, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended June 30
2004		2003

Loss available to common shareholders	$(4,462,062)	$(1,152,405)
Add stock-based employee
compensation expense
included in reported net loss	64,350	37,500
Less total stock-based employee
compensation expense
determined under the fair value
based method	(147,764)	(454,730)

Pro forma net loss	$(4,545,476)	$(1,569,635)

Loss per share

Basic – as reported	$(0.37)	$(0.11)

Basic – pro forma	$(0.38)	$(0.14)

Diluted – as reported	$(0.37)	$(0.11)

Diluted – pro forma	$(0.38)	$(0.14)

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

Preferred Stock

During 2004 the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain anti-dilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for 10 consecutive trading days. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholders’ option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). Holders of Series A preferred stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A preferred stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed common shareholders, and in the event of liquidation the preferred stock ranks prior to common to the extent of its redemption value.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist principally of cash, certificates of deposit, accounts receivable, accounts payable and notes payable; approximate fair value.

Recent Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. Adoption of SFAS No. 144 had no impact on the Company’s consolidated results of operations or financial position.

In 2003, the Financial Accounting Standards Board issued Interpretation 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of its residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company adopted FIN 46R in the first quarter of fiscal 2004. Adoption of FIN 46R had no impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net loss.

Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

Note 2: Inventories

	2004	2003

Raw materials	$154,522	$346,869
Work-in-process	39,588	33,273
Finished units	575,466	2,665,889

	$769,576	$3,046,031

Note 3: Debt

	2004	2003

Note payable, bank (A)	$72,577	$103,557
Convertible note payable, net of discount (B)	38,311	254,963

	110,888	358,520
Less current maturities	70,831	285,900

	$40,057	$72,620

(A)	Note payable to bank in monthly installments of $2,951, including interest at the bank’s prime rate plus 1% (5.75% at June 30, 2004), through August 2006, secured by inventories and accounts receivable. This loan requires the Company to maintain certain covenants, the more important of which restrict certain capital transactions and payment of dividends.

(B)	The Company issued a convertible term note in the amount of $750,000 and three year warrants to purchase an aggregate of 300,000 shares of common stock to NestUSA on February 26, 2002.

The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable amounted to $276,515 and $473,485, respectively, and were recorded as a discount on the note. The discount was amortized to interest expense over the two-year term of the convertible note payable using the interest method.

On January 1, 2003, an amended and restated convertible term note was issued which created new payment terms, extended the conversion option and required issuance of three year warrants for an additional 216,000 shares of the Company’s common stock at an exercise price of $2.80 per share that expire February 26, 2005. Principal and interest at 6% per annum were payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments were scheduled to increase to $53,351. In April 2003, the note holder agreed to defer $5,000 of the monthly payments of principal for April, May and June, which were paid as additional $5,000 principal payments in July, August and September of 2003.

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

     Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

In February 2004, the Company issued 409,700 shares of common stock to NestUSA, Inc. in exchange for a $409,700 principal reduction in the existing convertible term note. The second amended and restated convertible note to NestUSA had an initial principal balance of $210,497, bears interest at 6% and provides for monthly payments of $10,000 each beginning February 1, 2004, with the balance due December 31, 2005. The balance due on the note is convertible into common stock at $1.00 per share for the term of the note. In connection with this transaction, the Company also amended certain outstanding warrants held by NestUSA to extend their expiration date to December 31, 2005, and issued another set of warrants to NestUSA exercisable for 400,000 shares of common stock at $1.40 per share, that expire on December 31, 2006. The fair value of the new and extended warrants was recorded as a discount, reducing the carrying value of the note to zero. The discount is being amortized to interest expense over the revised term of the note using the interest method. During the years ended June 30, 2004 and 2003 the amortization of discounts on this convertible note resulted in non-cash interest expense of $370,352 and $463,625, respectively.

The aggregate annual maturities of long-term debt at June 30, 2004, are as follows:

Year Ended June 30	Aggregate Principal Maturities

2005	$190,022
2006	34,184
2007	5,872

Total aggregate principal payments	230,078

Less current portion	(70,831)
Less unamortized portion of debt discount	(119,190)

Long-term debt	$40,057

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

Notes payable to stockholders at June 30, 2004, consists of the following unsecured notes:

	2004	2003

Note payable (C)	$845,461	$925,000
Note payable (D)	—	375,000
Note payable (E)	56,451	—
Note payable (F)	—	214,240
Note payable (G)	—	288,770
Note payable (H)	877,676	—
Note payable (I)	494,000	—

	$2,273,588	$1,803,010

(C)	Stockholder note payable, interest at prime plus 1%, due at maturity, July 31, 2004. The due date of this note was extended to July 31, 2006 subsequent to year end (see Note 10). The carrying value of this note is shown net of unamortized discount of $122,324 and $0 as of June 30, 2004 and 2003, respectively.
(D)	Stockholder note payable, interest at prime plus 1%, due at maturity, July 31, 2004. This note payable was paid in full by issuance of Company common stock.
(E)	Stockholder note payable, interest at prime plus 1%, due at maturity, December 31, 2004.
(F)	Stockholder note payable, interest at 6.75% due at maturity, July 31, 2004. This note payable was paid in full by issuance of Company common stock.
(G)	Stockholder note payable, bearing interest at 5.75%, due at October 25, 2005. This note payable was paid in full by issuance of Company common stock.
(H)	Stockholder note payable, interest at prime plus 1.25%, due at maturity, September 30, 2004. The due date of this note was extended to July 31, 2006 subsequent to year end (see Note 10).
(I)	Stockholder note payable, interest at prime plus .5%, due at maturity, September 30, 2004.

The prime rate of interest at June 30, 2004 was 4.25% .

Year Ended June 30	Aggregate Principal Maturities

2005	$550,451
2006	—
2007	1,845,461

Total principal due on shareholder notes payable	2,395,912

Less current portion	(550,451)

Less unamortized portion of debt discount	(122,324)

Long-term shareholder notes payable	$1,723,137

Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through April 2008 and certain leases contain renewal options.

The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease, and lease amortization is included in depreciation expense. Property and equipment included $214,998 and $87,970 of assets under capital lease less $40,675 and $19,008 of accumulated depreciation at June 30, 2004 and 2003, respectively.

     Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

Future minimum payments for noncancelable capital and operating leases with initial or remaining terms of one year or more at June 30, 2004, are as follows:

	Operating	Capital
	Leases	Leases

2005	$267,641	$50,870
2006	235,973	44,151
2007	177,556	14,123
2008	118,396	7,763
2009 and beyond	120,764	—

	$920,330	116,907

Less amount representing interest		24,400

Present value of future minimum lease payments		92,507
Less current portion		40,478

		$52,029

Total rent expense incurred under operating leases amounted to $434,410 and $474,450 for the year ended June 30, 2004 and 2003, respectively.

Note 4: Stockholders’ Equity

The Company agreed to prepare a registration statement covering the common stock issued pursuant to sale of the Units and the associated warrants. The Company further pledged to use its best efforts to cause the registration statement for the common stock to be made effective by the SEC and to maintain the effectiveness of the registration statement until all such common stock has been resold by the initial owners. During 2003, the Company deferred $159,172 of costs related to this registration, which were included in other assets on the 2003 consolidated balance sheet. These costs offset additional paid-in capital when the registration became effective in January 2004.

In December 2002, the Company completed a private placement of 785,714 shares of common stock, and warrants to acquire an additional 785,714 shares of common stock at an initial exercise price of $2.80 per share. Each purchaser received a warrant to purchase one share of common stock for each share of common stock purchased in the private placement. The aggregate purchase price for the common stock and the warrants was $1,100,000, based on a price per share of common stock equal to $1.40. As a cost of this private offering, the Company paid $60,000 and issued 17,857 shares of common stock, together with warrants for an aggregate of 171,428 shares of common stock, as brokerage fees, to parties acting on the Company’s behalf in such placement. The warrants are exercisable at $1.40 per share for 42,857 shares, at $2.80 per share for 42,857 shares, at $1.68 per share for 42,857 shares and at $3.36 per share for 42,857 shares. All of the warrants have an exercise period of three years, except for the warrants exercisable for 42,857 shares at a price of $2.80 per share, which have an exercise period of five years.

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

On January 2, 2004, the Company issued 340,000 shares of common stock to a stockholder of the Company as compensation for investor relations services provided to the Company.

On February 6, 2004, the Company issued 65,000 shares of common stock to Jon Baker, co-founder and former CEO, pursuant to his separation agreement.

On July 17, 2003, the Company issued a promissory note to Jim Parsons, co-founder and former CEO in the amount of $150,000 with an interest rate equal to the prime rate plus 1%, maturing in 90 days. In October 2003, the Company obtained a 12-month line of credit in the amount of $800,000 from Mr. Parsons, with outstanding principal bearing interest at a variable per annum rate equal to the prime rate plus 1.25% . The amounts outstanding under the $150,000 promissory note to Mr. Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled. In consideration for Mr. Parson's agreement to establish the line of credit, the Company issued warrants to Mr. Parsons exercisable for 500,000 shares of Decorize common stock at an exercise price of $1.45 per share, based on the market price of the common stock at the time the note was issued. The warrants were exercisable immediately and expire if not exercised by September 30, 2006. On December 10, 2003, pursuant to an amended and restated line of credit promissory note executed by the Company in favor of Mr. Parsons, the principal amount of the line of credit was increased by an additional $200,000 to $1,000,000, which was subsequently borrowed by the Company against the credit line. In consideration for the increase in the line of credit, the Company granted Mr. Parsons a subordinate security interest in the Company's inventory and issued warrants to Mr. Parsons to purchase an additional 200,000 shares of Decorize common stock at an exercise price of $1.20 per share, and otherwise on the same terms as the warrants originally issued in connection with the line of credit. The warrants issued in connection with the Parsons line of credit have a relative fair value equal to $302,097, which has been recorded as a discount against the carrying value of the note and is being amortized to interest expense over the term of the debt. As of June 30, 2004, $1,000,000 in principal was outstanding under the line of credit.

In connection with the Company’s $500,000 private placement of preferred stock to SRC Holdings Corporation in February 2004, the Company entered into agreements to exchange an aggregate $1,410,200 of debt owed to a principal stockholder and three of its current and former executive officers for shares of Company common stock. The Company issued 409,700 shares of common stock to Nest USA, Inc. in exchange for a $409,700 principal reduction in its existing convertible term note. In addition to those shares of common stock, the Company issued a second amended and restated note to Nest USA (see Note 3).

At the time of the preferred stock private placement, the Company also issued warrants to acquire up to 600,000 shares of common stock to existing shareholder, Quest Capital Alliance, L.L.C. These warrants are exercisable at an initial exercise price of $1.40 per share and terminate on a proportional basis on the third, fourth and fifth anniversaries of their issuance.

Additionally, Mr. Parsons, Mike Sandel, a Vice President and director, and Mr. Baker exchanged outstanding notes for shares of common stock pursuant to separate agreements entered into by each of them with the Company. The Company exchanged an aggregate $1,000,500 in outstanding principal and accrued interest under three separate promissory notes for 1,000,500 shares of common stock, on the basis of $1.00 per share. The Company issued 75,000 shares to Mr. Parsons, 550,500 shares to Mr. Sandel, and 375,000 shares to Mr. Baker, and the outstanding principal amounts of the noteholders' promissory notes were reduced accordingly. As a result of the exchange, the outstanding principal amount of Mr. Parson’s note was reduced to $850,000, Mr. Sandel’s note including interest was paid in full, the outstanding principal amount of Mr .Baker's promissory note was paid in full, and the Company issued a subordinated promissory note due December 2004, bearing interest at 6% per annum, as payment for the $56,451 of interest accrued on Mr. Baker’s note.

Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

Note 5: Income Taxes

The provision for income taxes includes these components:

	2004	2003

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2004	2003

Computed at the statutory rate (34%)	$(1,511,959)	$(391,206)
Increase (decrease) resulting from
Nondeductible expenses	183,209	23,646
State income taxes	(156,323)	(42,810)
Changes in the deferred tax asset valuation allowance	1,479,584	416,912
Other	5,489	(6,542)

Actual tax expense	$0	$0

     Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2004	2003

Deferred tax assets
Allowance for doubtful accounts	$74,094	$109,261
Accrued compensated absences	13,300	20,154
Inventories	39,754	48,703
Capital lease obligations	3,957	13,305
Unamortized discount on beneficial debt terms	33,063	—
Net operating loss carryforwards	2,327,173	822,880
Charitable contribution carryforwards and other	16,869	7,671

	2,508,210	1,021,974

Deferred tax liabilities
Property and equipment	(12,645)	(54,261)
Prepaid expenses	(20,729)	(30,101)
Inventory adjustment	(57,640)	—

	(91,014)	(84,362)

Net deferred tax asset before valuation allowance	2,417,196	937,612

Valuation allowance
Beginning balance	(937,612)	(520,700)
(Increase) decrease during the period	(1,479,584)	(416,912)

Ending balance	(2,417,196)	(937,612)

Net deferred tax asset	$0	$0

For the years ended June 30, 2004 and 2003, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2004 and 2003, the Company had approximately $6,000,000 and $2,100,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2024, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

Note 6: Employee Stock Plans

Stock Option Plan

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided under SFAS No. 123.

The Company has a stock options plan (1999 Equity Incentive Plan) providing for incentive and nonqualified stock options up to which 3,000,000 shares of common stock are available to issuance to employees, officers, directors and consultants. Options granted under this plan may expire as much as 10 years from the date of the grant at prices determined by the Board of Directors.

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003

A summary of the Company’s stock option activity and related information for the years ended June 30, 2004 and 2003, is presented below:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	878,606	$2.13	784,998	$1.97
Granted	1,310,100	1.20	441,300	2.31
Exercised	(14,645)	.81	—	—
Forfeited	(1,250,800)	1.87	(347,692)	2.01

Outstanding, end of year	923,261	1.18	878,606	2.13

Options exercisable, end of year	766,243	1.17	476,637	1.86

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003

Dividend per share	$—	$—
Risk-free interest rate	3.26%	4.3%
Weighted average expected life of options	4 to 5 years	4 to 5 years
Expected volatility of the Company’s common stock
market price	.7300	1.0084

Weighted average fair value of options granted during
the year	$.69	$1.74

The following table summarizes information about stock options under the plan outstanding at June 30, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 to $1.15	242,761	6.1 years	$0.97	225,410	$0.97
$1.20 to $1.22	530,500	6.8 years	$1.21	390,833	$1.20
$1.40	150,000	6.7 years	$1.40	150,000	$1.40

     Decorize, Inc.
Notes to Financial Statements
June 30, 2004 and 2003

The Company granted stock options to certain executives, employees and directors on various dates during 2004 and 2003. The exercise price of these options granted is equal to the market price on the date of the grant. There is no recorded expense related to grants of these options.

On October 22, 2003, the Company granted 380,550 options at $1.22 per share, the fair market value on that date. The options were granted under the 1999 Equity Incentive Plan, have a 7- year life and various vesting periods.

On December 10, 2003, the Board of Directors approved the cancellation of 601,050 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange, the Company granted 601,050 stock options to employees and directors on December 10, 2003, under the Company’s 1999 Equity Incentive Plan. The options granted have a 7- year life, vest immediately and have an exercise price of $1.20 per share, representing the fair market value of the Company’s common stock on that date.

On February 6, 2004, the Company granted options to a former executive pursuant to his separation agreement. The Company has recorded $64,350 of stock compensation expense related to these options in fiscal 2004.

At the time of the preferred stock private placement, the Company also issued warrants to acquire up to 600,000 shares of common stock to existing stockholder, Quest Capital Alliance, L.L.C. These warrants are exercisable at an initial exercise price of $1.40 per share and terminate on a proporational basis on the third, fourth and fifth anniversaries of their issuance.

Note 7: Significant Estimates and Concentrations

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

Major Supplier

The Company purchases approximately 20% of its principal products from one supplier. There are a limited number of suppliers for these products.

Foreign Assets

As of June 30, 2004, net assets located outside the United States totaled approximately $349,000. These assets consisted principally of the inventory and equipment of the Pt. Niaga Merapi facility in Indonesia totaling approximately $209,000 and products located in China at vendor's facilities or in transit to the United States from China of approximately $140,000. As of June 30, 2003, net foreign assets consisted of products at vendor's facilities or in transit to the United States of approximately $107,500 and $163,000 from Indonesia and China, respectively.

Decorize, Inc. Notes to Financial Statements June 30, 2004 and 2003
Note 8: Profit-sharing Plan

Profit-sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2004 or 2003.

Note 9: Future Liquidity Needs

The Company has incurred losses and recurring negative cash flows since formation. Management is evaluating and implementing strategies to mitigate these conditions during the next fiscal year. These include establishing and expanding relationships with key customers, renewed focus on specialty retail customers, better margin management through improved operational processes, selective reductions of operating overhead and seeking additional sources of equity and debt financing.

Management believes that additional financing will be needed to meet the capital requirements associated with the Company’s growth objectives. Management will evaluate alternatives for obtaining new debt and equity financing to meet future capital requirements, or to retire debt as deemed appropriate. There is no assurance that such financing will be available on terms that will be acceptable to the Company. As of June 30, 2004, the Company had $500,000 available of a $1,000,000 line of credit facility guaranteed by SRC Holdings Corporation. Management believes this line of credit will meet short-term working capital requirements but there is no assurance that additional such funds, if needed, will be available in the future.

Note 10: Subsequent Events

On September 10, 2004 the Company modified two of its stockholder notes payable to extend their due dates to July 31, 2006. These notes had outstanding principal balances totaling $1,845,461 at June 30, 2004 and have been classified as long-term liabilities on the balance sheet, net of the related discount of $122,324. In connection with the extension of these notes, a new security agreement was entered into with the shareholder, which provides a subordinated security interest in the inventories of the Company as collateral for the debt.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2004, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer). We will provide to any person, without charge and upon request, a copy of this code of ethics. All such requests should be mailed to: Decorize, Inc., 1938 E. Phelps, Springfield, MO 65802, Attention: Gaylen Ball.

All other information required by this Item 9 is incorporated by reference to the disclosure under the captions “Election of Directors – Nominees,” “Election of Directors – Audit Committee,” “Election of Directors – Management” and “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on October 13, 2004.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the disclosure under the captions “Executive Compensation” and “Election of Directors – Attendance and Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on October 13, 2004.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is incorporated by reference to the disclosure under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the Annual Meeting of Stockholders to be held on October 13, 2004.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the disclosure under the caption “Executive Compensation - Certain Relationships and Related Transactions” in our proxy statement for the Annual Meeting of Stockholders to be held on October 13, 2004.

20

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.

(b) Reports on Form 8-K

During the fourth quarter of fiscal year 2004, we filed one report on Form 8-K. We filed this report on May 17, 2004, to disclose a press release announcing the addition of two members of our Board of Directors and the appointment of the Chairman of our Audit Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   BKD, LLP Certified Public Accountants audited our consolidated financial statements as of June 30, 2004, 2003, and 2002. Previously, the June 30, 2002 consolidated financial statements were audited by Ernst & Young, LLP. Our consolidated financial statements as of June 30, 2001 were audited by Kirkpatrick, Phillips & Miller, P.C.

Audit Fees

     The aggregate fees billed during the year ended June 30, 2004 by BKD, LLP for professional services rendered in connection with the audits of our June 30, 2004 and 2003 consolidated financial statements were $65,800 and $6,755, respectively. Ernst & Young, LLP billed us $107,965 in connection with their audit of the June 30, 2002 financial statements during 2003. Kirkpatrick, Phillips & Miller P.C. billed us $5,090 during 2003 for professional services rendered in connection with their audit of our financial statements as of June 30, 2001.

     Fees billed by BKD, LLP for reviews of our interim financial statements for inclusion with quarterly reports on Form 10QSB totaled $15,295 and $7,000 during the fiscal years ended June 30, 2004 and 2003, respectively. Ernst & Young, LLP billed us $15,700 during 2003 for their review of interim financial statements included with Form 10QSB. Kirkpatrick, Phillips & Miller P.C. billed us $1,555 during 2003 for reviews relating interim financial statements included in quarterly reports of Form 10QSB.

     Fees billed by BKD, LLP for professional services rendered in connection with various registration statements during fiscal years ended June 30, 2004 and 2003 of $59,035 and $38,765, respectively. During 2003, Ernst & Young, LLP billed fees of $46,300 and Kirkpatrick, Phillips & Miller P.C. charged $23,290.

Audit-Related Fees

     During the fiscal years ended June 30, 2004 and 2003, we incurred professional fees for other audit-related assurance services from BKD, LLP totaling $54,405 and $2,155, respectively.

Tax Fees

     Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $27,498 and $23,485 for the fiscal years ended June 30, 2004 and 2003, respectively. Ernst & Young, LLP billed us $4,585 for such services during 2003.

Other Fees

     We did not pay for any other professional accounting services during the fiscal year ended June 30, 2004 and 2003.

21

Audit Committee

     The audit committee approves all audit, tax and other consulting services to be rendered by outside accountants prior to the work being performed, and evaluates the impact that provision of such services has upon the independence of Decorize's auditors.

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECORIZE, INC.

Date: September 13, 2004	By:	/s/ Stephen R. Crowder

Stephen R. Crowder
Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2004.

Name	Title

/s/ Stephen R. Crowder	President, Chief Executive Officer and Director
(principal executive officer)
Stephen R. Crowder

/s/ Brent S. Olson	Vice President of Finance and Treasurer (principal
financial officer and principal accounting officer)
Brent S. Olson

/s/ Kevin Bohren	Chairman of the Board

Kevin Bohren

/s/ James K. Parsons	Executive Vice President and Director

James K. Parsons

/s/ Richard Chalker	Director

Richard Chalker

/s/ Fabian Garcia	Director

Fabian Garcia

/s/ J. Michael Sandel	Vice President and Director

J. Michael Sandel

/s/ Ron Jones	Director

Ron Jones

/s/ Timothy M. Dorgan	Director

Timothy M. Dorgan

/s/ Steve Fox	Director

Steve Fox

23

DECORIZE CORPORATION
Index to Exhibits
(Item 13(a))

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between Decorate, Inc. and decorize.com, L.L.C., dated June 18, 2001. (1)
2.2	Agreement and Plan of Merger by and among JB Express, Inc., GuildMaster, Inc., James K. Parsons, Ellen L. Parsons and Jon T. Baker, dated June 18, 2001. (1)
2.3	Securities Exchange Agreement between Guidelocator.com, Inc. and the shareholders of Decorate, Inc., dated June 29, 2001. (2)
2.4	Certificate of Merger issued by the State of Delaware for the merger of Guidelocator.com with and into Decorize, Inc., dated July 5, 2001. (2)
2.5	Articles of Merger issued by the State of Texas for the merger of Guidelocator.com with and into Decorize Inc., dated July 6, 2001. (2)
2.6	Agreement and Plan of Merger by and among Decorize, Inc., Step of Faith, Inc., Faith Walk Designs, Inc., John Michael Sandel and Kitty Sandel, dated July 31, 2001. (3)
2.7	Letter Agreement between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001. (3)
2.8	Letter Agreement #2 between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001.(3)
2.9	Certificate of Ownership and Merger issued by the State of Delaware for the merger of Decorate, Inc. with and into Decorize, Inc., dated July 27, 2001. (1)
2.10	Articles of Merger issued by the State of Missouri for the merger of Decorate, Inc. with and into Decorize Inc., dated August 6, 2001. (1)
4.1	Form of Decorize, Inc. Stock Certificate. (1)
4.2	Form of Securities Purchase Agreement between Decorize, Inc. and the Purchasers set forth on the signature pages thereto, together with all exhibits and schedules. (4)
4.3	Securities Purchase Agreement, dated as of February 26, 2002, by and between Decorize, Inc. and NestUSA, Inc., together with all exhibits and schedules. (5)
4.4	Subscription Agreement dated November 11, 2001, between Decorize, Inc. and Fabian Garcia. (6)
4.5	Form of Securities Purchase Agreement between Decorize, Inc. and the Purchasers set forth on the signature pages thereto, dated December 2, 2002, together with all exhibits and schedules. (7)
4.6	Securities Purchase Agreement between Decorize, Inc. and Quest Capital Alliance, L.L.C., dated November 18, 2002, together with all exhibits and schedules. (7)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons. (1)
10.3	Employment Agreement between Decorate, Inc. and Jon T. Baker dated June 15, 2001. (1)
10.4	Employment Agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001. (1)
10.5	Separation Agreement between Decorize, Inc. and Jon T. Baker dated August 25, 2003. (12)
10.6	Promissory Note dated July 31, 2001 between Decorize, Inc. and John Michael Sandel and Kitty Sandel.(3
10.7	Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001. (3)
10.8	Decorize, Inc. 1999 Stock Option Plan. (8)
10.9	Form of Employee Incentive Stock Option Notice and Agreement. (8)
10.10	Lease Agreement between C. R. Wehr, Jr. and GuildMaster, Inc. dated December 1, 1996 for land and commercial structure at 2655 North Airport Commerce Avenue, Springfield, Missouri. (1)
10.11	Lease dated June 23, 1997 between Phoenix Home Life Mutual Insurance Company and GuildMaster, Inc. for furniture showroom space in High Point, North Carolina. (1)
10.12	Sublease agreement dated June 9, 1998 between Southern Accessories Today, Inc. and GuildMaster, Inc. for showroom space in the Atlanta Merchandise Mart, Atlanta, Georgia. (1)
10.13	Note and security agreements by and among GuildMaster, Inc., Sac River Valley Bank and the U.S. Small Business Administration dated August 13, 1996. (1)
10.14	Lease Agreement between Faith Walk Designs, Inc. and Republic Leasing Company dated May 18, 1998.(1)
10.15	Equipment Lease between Faith Walk Designs, Inc. and Monex Leasing dated January 29, 1998. (1)
13.	2004 Annual Report to Stockholders. (11)
16.1	Letter from Kirkpatrick, Phillips & Miller, CPA’s, P.C. (9)

16.2	Letter from Ernst & Young LLP. (10)
31(a)	Certification by Stephen Crowder, President and Chief Executive Officer of the Registrant, pursuant to 1 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a). (13)
31(b)	Certification by Brent Olson, Vice President of Finance and Treasurer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a). (13)
32(a)	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32(b)	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
99.1	Proxy Statement of Registrant. (14)

(1)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
(2)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on July 16, 2001.
(3)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 15, 2001.
(4)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 15, 2002.
(5)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 19, 2002.
(6)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on October 2, 2002.
(7)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on December 6, 2002.
(8)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
(9)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on April 12, 2002.
(10)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on January 6, 2003.
(11)	Portions filed herewith, to the extent indicated.
(12)	Incorporated by reference to the exhibits to Amendment No. 4 to the Registration Statement on Form SB-2 filed by Decorize, Inc. on October 10, 2003.
(13)	Filed herewith.
(14)	To be filed on or about September 13, 2004.