Form 10QSB
period 2004-09-30
DECORIZE INC
filed 2004-11-12
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to __________________

Commission File Number:    001-31260

DECORIZE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	43-1931810
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1938 E. Phelps, Springfield, Missouri 65802
(Address of Principal Executive Office)

Registrant's telephone number:  (417) 879-3326

Former name, former address and former fiscal year, if changed since last report: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 5, 2004, there were 13,166,735 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes   ☐        No   ☒

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

November 4, 2004
Springfield, Missouri

-3-

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (Unaudited)

ASSETS
Current assets:

Cash and cash equivalents	$12,044

Certificate of deposit	77,071

Receivables:
Trade accounts receivable, net of allowance of $194,000	93,568
Due from factor, net of advances of $1,471,488	429,515
Other	14,692

Inventory	795,806

Prepaid expenses and other	87,835

Total current assets	1,510,531

Property and equipment, net	380,568

Goodwill	3,258,938

Other assets	7,490

3,646,996

Total assets	$5,157,527

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
SEPTEMBER 30, 2004 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$817,994

Accrued salaries and commissions	72,384

Other accrued expenses	218,713

Current portion of capital lease obligations	46,041

Current portion of long-term debt	83,723

Current portion of notes payable to stockholders	556,451

Total current liabilities	1,795,306

Capital lease obligations, less current portion	44,471

Long-term debt, less current portion	31,667

Notes payable to stockholders	1,790,040

Total liabilities	3,661,484

Stockholders' equity:

Preferred stock, $.001 par value; 10,000,000
authorized, 500,000 shares outstanding	500

Common stock, $.001 par value; 50,000,000
authorized, 13,166,735 shares outstanding	13,167

Additional paid-in capital	9,601,901

Accumulated deficit	(8,119,525)

Total stockholders' equity	1,496,043

Total liabilities and stockholders' equity	$5,157,527

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Sales	$2,762,000	$3,869,611

Cost of sales	1,629,276	2,964,589

Gross profit	1,132,724	905,022

Operating expenses:
Selling, general and administrative	1,220,295	1,502,743
Depreciation and amortization	42,799	60,769
Total operating expenses	1,263,094	1,563,512

Operating loss	(130,370)	(658,490)

Other income (expense):
Interest income	899	380
Interest expense	(171,795)	(200,786)
Other	1,787	837
Total other income (expense)	(169,109)	(199,569)

Net loss	$(299,479)	$(858,059)

Basic and diluted loss per share:	$(0.02)	$(0.07)

Basic and diluted weighted-average shares outstanding:	13,139,670	11,270,693

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
For the three months ended September, 30, 2003:

Balances, June 30, 2003	—	$—	11,270,693	$11,271	$7,272,369	$(3,347,902)	$3,935,738

Net loss	—	—	—	—	—	(858,059)	(858,059)

Balances, September 30, 2003	—	$—	11,270,693	$11,271	$7,272,369	$(4,205,961)	$3,077,679

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
For the three months ended September, 30, 2004:

Balances, June 30, 2004	500,000	$500	13,136,735	$13,137	$9,582,431	$(7,809,964)	$1,786,104

Compensatory issuance of
common stock	—	—	30,000	30	19,470	—	19,500

Declared dividends	—	—	—	—	—	(10,082)	(10,082)

Net loss	—	—	—	—	—	(299,479)	(299,479)

Balances, September 30, 2004	500,000	$500	13,166,735	$13,167	$9,601,901	$(8,119,525)	$1,496,043

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Operating Activities:
Net income (loss)	$(299,479)	$(858,059)
Items not requiring (providing) cash
Depreciation and amortization	42,799	60,769
Compensatory issuance of common stock and stock options	-	-
Amortization of debt discount included in interest expense	113,139	135,497
Changes in
Trade accounts receivable	(24,190)	158,761
Due from factor	(586,287)	(917,002)
Inventories	(26,230)	348,308
Prepaid expenses and other current assets	25,936	21,559
Accounts payable	11,129	(96,860)
Accrued expenses and other	(90,185)	(51,930)
Net cash used in operating activities	(833,368)	(1,198,957)

Investing Activities:
Purchases of property and equipment	(9,511)	(25,761)
Purchase of certificate of deposit	(338)	-
Net cash used in investing activities	(9,849)	(25,761)

Financing Activities:
Principal payments on long-term debt	(35,735)	(54,513)
Proceeds from issuance of stockholders' notes payable	-	150,000
Principal payments on capital lease obligations	(14,994)	(13,605)
Proceeds from issuance of short-term debt	-	150,000
Payment of costs of ongoing stock registration	-	(32,278)
Advances from factor, net	491,090	968,685
Net cash provided by financing activities	440,361	1,168,289

Decrease in Cash and Cash Equivalents	(402,856)	(56,429)

Cash and Cash Equivalents, Beginning of Period	414,900	121,716

Cash and Cash Equivalents, End of Period	$12,044	$65,287

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At September 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003

Net income (loss), as reported	$(299,479)	$(858,059)
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	—	—

Less: Total stock-based employee compensation expense determined under the fair value based method, net of income taxes	(43,399)	(113,683)

Pro forma net loss	$(342,878)	$(971,742)

Loss per share:
Basic - as reported	$(0.02)	$(0.07)
Basic - pro forma	$(0.03)	$(0.08)

2. Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since all stock options and warrants would currently be antidilutive, because the exercise prices are higher than current market value, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

3. Inventories

Inventories as of September 30, 2004 consist of the following:

Finished Products	$649,103
Raw Materials	63,230
Work in Process	83,473
$795,806

4. Contingencies

In June 2004, the Company received a lawsuit seeking $365,000 for unpaid fees arising from an alleged agreement for promotional services. No trial date has been set, and the parties have not begun discovery. The Company has rejected all of the demands made by the claimants. Management believes the claims are without merit, and the Company intends to vigorously defend itself against these claims. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. However, events could occur in the near term that would change the amount of estimated loss materially.

We are also subject to certain other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

5. Subsequent Events

On October 5, 2004, the Company borrowed an additional $250,000 from SRC Holdings Corporation. A new demand note in the aggregate amount of $750,000 was issued in substitution for the promissory note previously issued in April 2004, which bears interest at prime plus 0.5%, with monthly payments of interest beginning on November 1, 2004. All amounts outstanding under the new note are payable upon demand from SRC to the Company. The $250,000 additional proceeds will be used for working capital purposes. As compensation for the new demand note the Company issued SRC warrants for 250,000 shares of common stock, which have an initial exercise price equal to $1.40 per share and an estimated aggregate fair value of $5,000. The warrants expire ratably on September 30, 2007, 2008 and 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Readers are referred to the caption "Risk Factors" appearing at the end of Item I of the 2004 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings and accessories company designed to serve wholesale customers in the United States, with products delivered from the Far East.

We use our business model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators, that in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

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

Our product offerings are marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by its customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their consumers through their retail locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to their consumers. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add, and drop products based upon the demand in the marketplace.

Furthermore, to better execute our business model and comply with local regulations, we have established wholly owned subsidiaries in both China and Indonesia. Our China subsidiary employs administrative and clerical personnel, whose primary functions are in quality control and product development. Our Indonesian subsidiary conducts light manufacturing, final assembly and finishing operations to further improve the quality and uniqueness of the products we source from that country.

Results of Operations

The three months ended September 30, 2004 compared with the three months ended September 30, 2003

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 5, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended September 30,
	2004		2003		Change
	$	%	$	%	$	%
Sales, net	2,762,000	100.0	3,869,611	100.0	(1,107,611)
Cost of sales	1,629,276	59.0	2,964,589	76.6	(1,335,313)	(17.6)
Gross profit	1,132,724	41.0	905,022	23.4	227,702	17.6
Selling, general and
operating expenses	1,263,094	45.7	1,563,512	40.4	(300,418)	5.3
Operating loss	(130,370)	(4.7)	(658,490)	(17.0)	528,120	12.3
Total other expense	169,109	6.1	199,569	5.2	30,460	0.9
Net loss	(299,479)	(10.8)	(858,059)	(22.2)	558,580	11.4

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Sales for the three month period ended September 30, 2004 decreased $1.1 million to $2.8 million, compared to $3.9 million for the three month period ended September 30, 2003. Because of recently implemented quality control processes and the management of our own finishing facility in Indonesia, our returns and allowances for the combined segments were down nearly $0.1 million compared to the prior year period. In addition, revenues from the specialty retailer segment were up more than $0.2 million over the same period last year. We believe the increase in revenues for the specialty retailer segment is due to our improved product selection and a broader network of sales representatives. However, our revenues from large retailers dipped $1.4 million from the previous year period. The decline was due to a shift in large retail customers and the timing of shipping schedules dictated by those customers.

Cost of Sales

For the three months ended September 30, 2004, cost of sales decreased as a percentage of sales to 59.0% or $1.6 million, compared to 76.6% for the three months ended September 30, 2003. The percentage decrease for the three-month period is due, in part, to the cessation of domestic production operations in Springfield, Missouri, and the elimination of expenses related to that operation. The change is also partially attributable to a relative increase in the portion of sales arising from the specialty retail segment which typically has higher gross margins. Furthermore, we experienced a decrease in cost of sales, measured by actual dollars, that was partially due to the 28% decline in net sales compared to the prior year period.

Operating Expenses

For the current three month period ended September 30, 2004, our operating expenses decreased $0.3 million to $1.3 million, compared to $1.6 million for the same period last year. The decrease for the three-month period is due to several factors. Selling expenses decreased over $70,000 due to the decline in sales; another $100,000 of the decrease was attributable to reductions in both professional and warehousing fees. In addition, the change in our Indonesian operations accounted for reductions of approximately $90,000 over the prior year period. However, due to the decline in sales volume for the current year period, our operating expenses as a percentage of sales climbed 5.3% to 45.7% compared to the prior year period.

Other Expense

Other expense for the three-month period ended September 30, 2004, consisted of mostly $172,000 of interest expense compared to $201,000 of interest expense for the three months ended September 30, 2003. The $30,000 decrease from the prior year period was primarily due to the deceleration of amortization under the interest method for non-cash charges related to the discount on convertible debt and detachable warrants.

Net Loss

Our net loss was decreased to $0.3 million for the three-month period ended September 30, 2004, compared to a net loss of $0.9 million for the same period last year. The net loss for the three-month period was primarily a result of a low volume of revenues and approximately $0.1 million in non-cash charges related to the amortization of discount on convertible debt and detachable warrants.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

We had working capital of ($0.3) million at September 30, 2004, compared with $1.0 million at September 30, 2003. Cash and cash equivalents and short-term investments were $12,000 at September 30, 2004, compared to $65,000 at September 30, 2003. Cash used in operating activities during the three-month period ended September 30, 2004, amounted to $0.8 million compared to $1.2 million for the same period in the prior year. The principal operating uses of cash during the current period were attributable to the net loss of $0.3 million and a $0.6 million increase in receivables and amounts due from our factor. Furthermore, $0.1 million for the accretion of debt discount did not require cash.

Investing activities during the three-month period ended September 30, 2004, consumed nearly $10,000 in cash. This amount related to the acquisition of property and equipment.

During the three months ended September 30, 2004, our cash provided from financing activities amounted to $440,000 principally due to advances from our factor of $491,000.

We anticipate that our working capital needs will increase as our business grows. As of September 30, 2004, our working capital was ($0.3) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also borrowed from time to time from our shareholders and we may continue to do so.

Our company and its subsidiaries regularly sell the majority of our accounts receivable under global factoring arrangements with CIT Commercial Services, a unit of CIT Group, Inc. Under the factoring agreements, we sell our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. We do not retain any interest in, or control of, the accounts receivable sold. Our company does not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require us to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at 1.0%, plus the JPMorgan rate, and may be offset against amounts due to our company at the factor’s option. For the three months ended September 30, 2004, the Company and its subsidiaries factored $2,530,255 in accounts receivable and received $2,263,000 in cash from CIT. The factoring service fees were $22,372 and the interest paid on cash advances from the factor amounted to $17,082 for the three months ended September 30, 2004.

On October 5, 2004, we borrowed an additional $250,000 from SRC Holdings Corporation. A new demand note in the aggregate amount of $750,000 was issued in substitution for the promissory note previously issued in April 2004, which bears interest at prime plus 0.5%, with monthly payments of interest beginning on November 1, 2004. All amounts outstanding under the new note are payable upon demand from SRC to Decorize. The $250,000 additional proceeds will be used for working capital purposes. As compensation for the new demand note we issued SRC warrants for 250,000 shares of common stock, which have an initial exercise price equal to $1.40 per share. The warrants expire ratably on September 30, 2007, 2008 and 2009.

On September 22, 2004, we issued 30,000 shares with a total fair value of $19,500 for investor relations services to be provided from October 1, 2004 to March 31, 2005.

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

Contingencies

In June 2004, the Company received a lawsuit from plaintiffs GLMKTS, Inc. and Adam Kriftcher, who is alleged to be the chief operating officer of GLMKTS, seeking damages in the amount of $365,000 for unpaid fees and expenses and related damages arising from an alleged agreement plaintiffs claim was entered into by the Company in June 2001. The alleged agreement is claimed to provide for the issuance of Company common stock to plaintiffs in exchange for promotional services. The Company has engaged local counsel in the State of New York, which has removed the case to federal court in New York and has filed an answer denying all of the plaintiffs’ substantive allegations on behalf of the Company. No trial date has been set, and the parties have not begun discovery. The Company has rejected all of the demands made by the claimants. Management believes the claims of the plaintiffs are without merit, and the Company intends to vigorously defend itself against these claims. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. However, events could occur in the near term that would change the amount of estimated loss materially.

We are also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

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

PART II - OTHER INFORMATION

Item 5.	Other Information

	(a)	None.

Item 6.		Exhibits and Reports on Form 8-K

	(a)	The following exhibits are filed as part of this report:

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

Dated: November 12, 2004	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent S. Olson
Brent S. Olson Vice President of Finance and Treasurer (Principal Financial Officer)

