Form 10QSB
period 2004-12-31
DECORIZE INC
filed 2005-02-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 11, 2005, there were 13,166,735 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One):       Yes ☐     No ☒

INDEX

Page
Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of December 31, 2004	4

Consolidated Statements of Operations for the three and six months ended December 31, 2004 and December 31, 2003	6

Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2004 and December 31, 2003	7

Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and December 31, 2003	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of	14
Financial Condition and Results of Operations

Item 3. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	21

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of December 31, 2004, and the related consolidated statements of operations for the three and six-month periods and changes in stockholders’ equity and cash flows for the six-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Springfield, Missouri
February 8, 2005

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$10,556
Certificate of deposit	77,407
Receivables:
Trade, less allowance for doubtful accounts of $125,658	1,199,166
Due from factor, net of advances of $1,171,407	379,937
Other	16,618

Inventories	876,755

Prepaid expenses and other	119,984

Total current assets	2,680,423

Property and equipment, net	367,935

Goodwill	3,258,938

Other assets	7,490

3,634,363

Total assets	$6,314,786

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
DECEMBER 31, 2004 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,014,118

Accrued salaries and commissions	51,297

Other accrued expenses	229,185

Current portion of notes payable to stockholders	803,451

Current portion of long-term debt	87,997

Current portion of capital lease obligations	41,045

Total current liabilities	3,227,093

Capital lease obligations, less current portion	35,808

Long-term debt, less current portion	23,304

Notes payable to stockholders	1,835,230

Total liabilities	5,121,435

Stockholders' equity:

Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued	500

Common stock, $.001 par value; 50,000,000 shares
authorized, 13,166,735 shares outstanding	13,167

Additional paid-in capital	9,606,901

Accumulated deficit	(8,427,217)

Total stockholders' equity	1,193,351

Total liabilities and stockholders' equity	$6,314,786

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$3,184,001	$3,434,851	$5,946,000	$7,304,462

Cost of goods sold	2,110,708	3,071,964	3,739,984	6,036,553

Gross profit	1,073,293	362,887	2,206,016	1,267,909

Operating expenses:
Selling, general and administrative	1,186,760	1,297,372	2,407,055	2,800,115
Depreciation and amortization	44,650	57,505	87,449	118,274
Total operating expenses	1,231,410	1,354,877	2,494,504	2,918,389
Operating loss	(158,117)	(991,990)	(288,488)	(1,650,480)

Other income (expense):
Interest income	530	407	1,429	788
Interest expense	(140,576)	(247,616)	(312,371)	(448,402)
Other	554	(1,034)	2,341	(197)
Total other income (expense)	(139,492)	(248,243)	(308,601)	(447,811)

Net loss	$(297,609)	$(1,240,233)	$(597,089)	$(2,098,291)

Basic and diluted loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.19)

Basic and diluted weighted-average
shares outstanding	13,166,735	11,301,128	13,153,202	11,285,910

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Six months ended December 31, 2003	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2003	-	$-	11,270,693	$11,271	$7,272,369	$(3,347,902)	$3,935,738

Compensatory issuance of
common stock			100,000	100	116,900	-	117,000

Discount recorded on
stockholder note			-	-	302,097	-	302,097

Net loss	-	-	-	-	-	(2,098,291)	(2,098,291)

Balances, December 31, 2003	-	$-	11,370,693	$11,371	$7,691,366	$(5,446,193)	$2,256,544

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Six months ended December 31, 2004	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	500,000	$500	13,136,735	$13,137	$9,582,431	$(7,809,964)	$1,786,104

Compensatory issuance of
common stock			30,000	30	19,470	-	19,500

Dividends declared						(20,164)	(20,164)

Discount recorded on
stockholder note			-	-	5,000	-	5,000

Net loss	-	-	-	-	-	(597,089)	(597,089)

Balances, December 31, 2004	500,000	$500	13,166,735	$13,167	$9,606,901	$(8,427,217)	$1,193,351

See accompanying notes to the consolidated financial statements.

DECORIZE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(597,089)	$(2,098,291)
Items not requiring (providing) cash
Depreciation and amortization	87,449	118,274
Compensatory issuance of common stock and stock options	-	117,000
Amortization of debt discount included in interest expense	187,449	304,373
Changes in
Trade accounts receivable	(1,131,714)	(310,546)
Due from factor	(236,628)	(274,513)
Inventories	(107,179)	1,547,814
Prepaid expenses and other current assets	(6,213)	(5,995)
Accounts payable	1,207,253	(799,297)
Accrued expenses and other	(110,882)	34,076
Deferred revenues	-	113,622
Net cash used in operating activities	(707,554)	(1,253,483)

Investing Activities
Purchase of property and equipment	(41,528)	(38,126)
Purchase of certificate of deposit	(674)	-
Net cash used in investing activities	(42,202)	(38,126)

Financing Activities
Principal payments on long-term debt	(66,944)	(123,914)
Proceeds from issuance of stockholders' notes payable	250,000	1,000,000
Principal payments on capital lease obligations	(28,653)	(26,611)
Proceeds from issuance of short-term debt	-	150,000
Principal payment on short-term debt	-	(150,000)
Payment of costs of ongoing stock registration	-	(90,326)
Advances from factor, net	191,009	794,161
Net cash provided by financing activities	345,412	1,553,310

Increase (Decrease) in Cash and Cash Equivalents	(404,344)	261,701

Cash and Cash Equivalents, Beginning of Year	414,900	121,716

Cash and Cash Equivalents, End of Year	$10,556	$383,417

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. GENERAL

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2004, including all amendments to that annual report.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At December 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(297,609)	$(1,240,233)	$(597,089)	$(2,098,291)
Add:
Stock-based employee compensation expense included in reported net loss, net of tax effects	-	-	-	-

Less:
Total stock-based employee compensation expense determined under the fair value based method, net of imcome taxes	(27,580)	(61,193)	(70,979)	(174,876)

Pro forma net loss	$(325,189)	$(1,301,426)	$(668,068)	$(2,273,167)

Loss per share
Basic and diluted - as reported	$(0.02)	$(0.11)	$(0.05)	$(0.19)
Basic and diluted - pro forma	$(0.02)	$(0.12)	$(0.05)	$(0.20)

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

Since all stock options, convertible notes, convertible preferred stock and warrants would be antidilutive, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Numerator
Net loss for basic and diluted loss per share	$(297,609)	$(1,240,233)	$(597,089)	$(2,098,291)

Denominator
Denominator for basic loss per share - weighted average shares	13,166,735	11,301,128	13,153,202	11,285,910
Effect of employee stock options and warrants	-	-	-	-
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	13,166,735	11,301,128	13,153,202	11,285,910

Basic loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.19)

Diluted loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.19)

3. INVENTORIES

Inventories as of December 31, 2004 consist of the following:

Finished Products	$745,618
Raw Materials	90,594
Work in Process	40,543
$876,755

4. DEBT

On October 5, 2004, the Company borrowed an additional $250,000 from SRC Holdings Corporation. A new demand note in the aggregate amount of $750,000 was issued in substitution for the promissory note previously issued in April 2004, which bears interest at prime plus 0.5%, with monthly payments of interest beginning on November 1, 2004. All amounts outstanding under the new note are payable upon demand from SRC to the Company. The $250,000 additional proceeds were used for working capital purposes. In consideration of SRC’s acceptance of the new demand note the Company issued SRC warrants for 250,000 shares of common stock, which have an initial exercise price equal to $1.40 per share and an estimated aggregate fair value of $5,000. The warrants expire ratably on September 30, 2007, 2008 and 2009.

5. CONTINGENCIES

In June 2004, the Company received a lawsuit seeking $365,000 for unpaid fees arising from an alleged agreement for promotional services. The Company is in settlement negotiations and anticipates that this matter may be settled. However, there is no guarantee that this matter will be settled. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. Management believes that any settlement arising from this matter will be immaterial to the consolidated financial statements, taken as a whole.

The Company is also subject to certain other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

6. FUTURE CHANGE IN ACCOUNTING PRINCIPLES

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted for interim periods starting after December 15, 2005. The Company expects to adopt Statement 123R starting in its fiscal third quarter of 2006 which begins on January 1, 2006.

As permitted by Statement 123R, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the option pricing model that the Company adopts.

7. SUBSEQUENT EVENTS

On January 12, 2005, the Company obtained a one year Line of Credit from Bank of America, N.A. having a credit limit of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005 through maturity. The Credit Line will mature on December 31, 2005, subject to any agreed renewals. The proceeds of the Line of Credit will be used primarily for working capital and to pay off certain outstanding debt, including $965,000 owed to CIT Commercial Services, a unit of CIT Group, Inc. for amounts outstanding under global factoring arrangements which are being retired.

The Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding from time to time under the Line of Credit may not exceed lesser of (i) the applicable credit limit, or (ii) the sum of (x) 85% of the value of the Company’s receivables, excluding certain accounts with affiliates, foreign accounts, and other accounts disqualified by the Bank, plus (y) the lesser of (1) $1,500,000 or (2) the value of the Company’s inventory, excluding obsolete, damaged and discontinued items and other items disqualified by the Bank. Under the Loan Agreement, the Bank has agreed to issue commercial and standby letters of credit for the benefit of the Company, in an amount not to exceed $250,000 in the aggregate.

The annual interest rate on the Line of Credit is equal to the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits, as determined by the Bank pursuant to the Loan Agreement, plus two percentage points. The initial interest rate on the Line of Credit was equal to 5.16%. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on January 31, 2005.

The Line of Credit is guaranteed by, SRC Holdings Corporation, a Missouri corporation and stockholder of the Company, in an amount limited to $750,000 pursuant to a Commercial Guaranty. Quest Capital Alliance, L.L.C., a Missouri limited liability company and also a stockholder of the Company, has agreed to provide a supplemental guaranty for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In addition, SRC and James K. Parsons, a director, officer and stockholder of the Company, each agreed to subordinate all present and future indebtedness owed to them by the Company to the debt to Bank of America, pursuant to subordination agreements entered into by each of them.

In consideration of SRC providing the guaranty, the Company agreed to (i) issue warrants exercisable for shares of common stock to SRC and Quest, (ii) reduce the exercise and conversion prices of outstanding Decorize warrants and securities held by SRC and Quest, (iii) amend an existing promissory note payable by the Company to SRC to permit the note to be converted into common stock, (iv) obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of the Company, with SRC, Quest and the Company as the beneficiaries under those policies, (v) agree to register the resale of all common stock issued to SRC and Quest, and (vi) agree to further reduce the exercise and conversion prices of the warrants and securities convertible into common stock, if any amount is paid to the Bank by SRC or Quest under the guaranty or if the guaranty is required to extend past June 30, 2006.

Under the terms of the Letter Agreement, the Company agreed to issue warrants to SRC to acquire 1,500,000 shares of the Company’s common stock, and warrants to Quest to acquire 750,000 shares of common stock. The warrants have an initial exercise price of $0.40 per share and are exercisable for five years from the date of the agreement. The Company also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that are exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively, to $0.40 per share. The exercise period of the warrants will be reduced such that 50% will expire six months from the date of issuance and the remaining 50% shall expire one year from the date of issuance. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Cumulative Convertible Preferred Stock to a conversion price of $0.40 per share.

Also pursuant to the Letter Agreement, the Company agreed to issue to SRC, a second amended and restated promissory note in the principal amount of $750,000 in replacement of a first amended and restated promissory note in the same principal amount, which was issued on September 30, 2004. Amounts outstanding under the Amended Note are convertible into shares of common stock at an initial conversion price of $0.40. Interest is due monthly on the first day of each calendar month commencing on February 1, 2005. The outstanding principal amount of the Amended Note is due upon SRC’s demand. The Amended Note bears interest at a rate equal to the prime rate plus one-half percent.

The Company is still in the process of determining the relative fair value of the warrants and the change in the exercise price and terms of the convertible securities held by SRC and Quest. The Company expects to record the fair value of those warrants and favorable conversion options as a discount against the carrying value of the related debt. This discount will be amortized to expense using the interest method over the term of the debt instruments.

If Bank of America exercises the Guaranty, the Company is required to grant to SRC and Quest, 1,250,000 and 625,000 shares of common stock, respectively.

On January 12, 2005, the Company terminated its Factoring Agreement with CIT Commercial Services. Under the Factoring Agreement, the Company and its global subsidiaries regularly sold the majority of their accounts receivable to the CIT Group under global factoring arrangements in order to provide the Company with working capital liquidity. The liquidity formerly provided by the Factoring Agreement has been replaced by a line of credit with Bank of America, N.A., the proceeds of which will be used primarily for working capital and payment of certain outstanding debt, including amounts owed to CIT Group under the Factoring Agreement. In connection with the termination of the Factoring Agreement, the Company paid CIT Group $965,000 in satisfaction of outstanding amounts owed under that agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risk, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; and (iv) the seasonality of our business.

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the 2004 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishing and accessory company designed to serve wholesale customers in the United States, with products delivered from the Far East.

We use our business model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators, which in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

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

Results of Operations

The three and six months ended December 31, 2004 compared with the three and six months ended December 31, 2003

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 5, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

	For the three months ended December 31, 2004
	2004		2003		Change
	$	%	$	%	$	%

Sales, net	$3,184,001		$3,434,851		$(250,850)
Cost of goods sold	2,110,708	66.3%	3,071,964	89.4%	(961,256)	-23.1%
Gross profit	1,073,293	33.7%	362,887	10.6%	710,406	23.1%
Selling, general and
operating expenses	1,231,410	38.7%	1,354,877	39.4%	(123,467)	-0.7%
Operating loss	(158,117)	-5.0%	(991,990)	-28.9%	833,873	23.9%
Total other expense	(139,492)	-4.4%	(248,243)	-7.2%	108,751	2.8%
Net loss	$(297,609)	-9.3%	$(1,240,233)	-36.1%	$942,624	26.8%

	For the six months ended December 31, 2004
	2004		2003		Change
	$	%	$	%	$	%

Sales, net	$5,946,000		$7,304,462		$(1,358,462)
Cost of goods sold	3,739,984	62.9%	6,036,553	82.6%	(2,296,569)	-19.7%
Gross profit	2,206,016	37.1%	1,267,909	17.4%	938,107	19.7%
Selling, general and
operating expenses	2,494,504	42.0%	2,918,389	40.0%	(423,885)	2.0%
Operating loss	(288,488)	-4.9%	(1,650,480)	-22.6%	1,361,992	17.7%
Total other expense	(308,601)	-5.2%	(447,811)	-6.1%	139,210	0.9%
Net loss	$(597,089)	-10.0%	$(2,098,291)	-28.7%	$1,501,202	18.7%

Our revenues are derived primarily from the sale of home furnishing and home décor products to large and specialty retailers. Sales for the three month period ended December 31, 2004, declined $0.2 million to $3.2 million, compared to $3.4 million for the three month period ended December 31, 2003. Revenues from our specialty retailers for the current three month period were up $0.1 million over the prior year period. However, large retailer revenues for this period were down $0.3 million from the same period last year. The decline was due to our movement of approximately $1.0 million of shipments from the current quarter into the next quarter to provide our production partners with additional time to meet our Company’s established quality standards.

Revenues for the six month period ended December 31, 2004, were $5.9 million. This represents a $1.4 million decrease from the six month period ended December 31, 2003. Most of the revenue shortfall can be attributed to the timing of shipments, as dictated by our customers, which were predominately scheduled for the later half of our second quarter. Our revenues in the period were, further impacted by our decision to move nearly $1.0 million of shipments from the second quarter into the third quarter to insure production quality standards were met. Additionally, some existing customers’ order volume is not at the same level as the prior year period, and new customers’ order volume has not yet increased to the level to negate the difference. Although large retailer revenues dipped for the period, our revenues from specialty retailer customers grew $0.3 million or 18.6%, over the first six months of the prior year.

Cost of Goods Sold

Cost of goods sold for the three month period ended December 31, 2004, decreased 23.1% to 66.3%, compared to 89.4% for the prior year period. During the prior year period we encountered a shift from higher margin orders to higher volume orders with lower margins, and we incurred additional costs associated with decreased production as we prepared to cease domestic production operations in our Springfield, Missouri facility. Furthermore, due to better cost controls and leaner inventory management, we have been able to maintain greater margins with those high volume orders during the current period compared to the prior year period.

For the six month period ended December 31, 2004, our cost of goods sold was 62.9%, a 19.7% decrease from the same period in the previous year. Similar to the prior year three month period, much of the revenue volume for the prior year six month period was at higher volumes and lower margins. Furthermore, our cost of goods sold during the prior year six month period included an additional $0.3 million of expenses related to the cessation of domestic production. Finally, our improved margins for the current six months, was in large part due to our successful implementation of leaner inventory management and improved cost controls.

Operating Expenses

Operating expenses for the current year three month period decreased $0.1 million to 38.7% of sales, a 0.7% decrease from the prior year period. Salaries increased $0.1 million over the prior year period as we added key personnel in operations, technology and sales. The change to a manufacturing operation for our Indonesian subsidiary, Pt. Niaga Merapi, accounted for a reduction of $0.1 million in operating expenses, since those costs are now captured in cost of goods for the current period. Finally, investor relations expenses decreased $0.1 million from the prior year period.

During the six months ended December 31, 2004, operating expenses were $2.5 million, a $0.4 million drop compared to the same six months in the prior year. However, because of the decline in revenues, operating expenses as a percent of sales increased 2.0% to 42.0%. Changing our Indonesian subsidiary, Pt. Niaga Merapi, to a manufacturing operation from a cost center accounted for $0.2 million of the reduction in operating expenses, since those cost are now captured in cost of goods during the current periods. Furthermore, professional fees for the prior six month period included fees associated with a resale registration statement filed following private equity investments in the Company. With the absence of the registration we were able to reduce cost for professional fees by $0.2 million during the current six month period.

Other Expense

Other expense, which predominately consists of interest expense, for the three months ended December 31, 2004, was $139,000 compared to $248,000 for the three months ended December 31, 2003. Amortization of discount on debt accounted for $74,000 and $170,000 of the expense, respectively. The discount is amortized using the interest method which recognizes more expense during the initial periods and decreases as the debt matures. This method of amortization and the resulting expense accounted for the decrease in other expense for the current period. Otherwise, interest expense was nearly unchanged compared to the prior year period.

For the six months ended December 31, 2004, other expense dropped $139,000 to $309,000, compared to $448,000 for the previous year. Similar to the three month period, debt discount amortization accounted for most of the expense during the six month periods ended December 31, 2004 and 2003, with $187,000 and $305,000 respectively. Again, the reduction in amortization expense was due to the use of the interest method for amortization.

Net Loss

Despite a $0.3 million, or 7.3%, decrease in revenues from the prior year period, our net loss was only $0.3 million for the three months ended December 31, 2004, compared to a loss of $1.2 million for the same three months in the prior year. Furthermore, although revenues for the current six month period were down $1.4 million, or 18.6%, compared to the prior year six month period, our loss plummeted from $2.1 million to only $0.6 million for the current six months. The decrease in the loss compared to the prior year periods can be attributed to several events. First, we have successfully implemented improved cost controls and production processes, which have enabled us to maintain higher margins. Our returns and allowances for the current six-month period were down $0.1 million compared to the prior year period. We have recognized efficiencies and cost savings by moving all production overseas and eliminating the excess cost of underutilized domestic production capacity. Finally, our organization has also been successful keeping operating expenses either flat or less than in the prior year.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in costs caused by inflation will be passed on to the customers.

Liquidity and Capital Resources

We had working capital of ($0.5) million at December 31, 2004, compared with $0.1 million at December 31, 2003. Cash and cash equivalents and short-term investments were $11,000 at December 31, 2004, compared to $383,000 at December 31, 2003. Cash used in operating activities during the six month period ended December 31, 2004, amounted to $0.7 million compared to $1.3 million for the same period in the prior year. The use of cash for the current period was attributable to the net loss of $0.6 million, a $1.1 million increase in trade receivables as a large volume of shipments occurred late in the quarter, a $0.2 million increase in funds due from factor, a $0.1 million increase in inventories, and a $0.1 million decrease in accrued expenses. The amount of cash used during the current period was reduced by certain items providing or not requiring cash. An increase in accounts payable provided $1.2 million, due to the volume of shipping in the later part or the quarter. Furthermore, $0.3 million for depreciation and amortization and the accretion of debt discount did not require cash.

Investing activities during the six month period ended December 31, 2004, consumed nearly $42,000 in cash. Most of these expenditures related to the acquisition of new computer equipment and leasehold improvements for the new offices at WestWay Enterprises, our subsidiary located in Shenzhen, China.

During the six months ended December 31, 2004, our cash provided by financing activities amounted to $345,000 principally due to advances from our factor of $191,000 and proceeds from issuance of stockholders’ notes payable of $250,000.

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

Our company and its subsidiaries traditionally sold the majority of our accounts receivable under global factoring arrangements with CIT Commercial Services, a unit of CIT Group, Inc. Under the factoring agreements, we would sell our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold are subject to pre-approval by the factor. Under those arrangements, we do not retain any interest in, or control of, the accounts receivable sold and we do not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require us to reacquire such disputed receivables from the factor. A portion of the sale proceeds is withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bear interest at 1.0%, plus the JPMorgan rate, and may be offset against amounts due to our company at the factor’s option. For the six months ended December 31, 2004, the Company and its subsidiaries factored $4.6 million in accounts receivable and received $4.1 million in cash from CIT. The factoring service fees were $30,811 and the interest paid on cash advances from the factor amounted to $37,837 for the six months ended December 31, 2004.

On January 12, 2005, we terminated our factoring agreement (the “Factoring Agreement”) with CIT Commercial Services, a unit of CIT Group, Inc. (“CIT Group”). Under the Factoring Agreement, we and our global subsidiaries regularly sold the majority of our accounts receivable to the CIT Group under global factoring arrangements in order to provide working capital liquidity. The liquidity formerly provided by the Factoring Agreement has been replaced by a line of credit with Bank of America, N.A. (“BOA”), the proceeds of which will be used primarily for working capital and payment of certain outstanding debt, including amounts owed to CIT Group under the Factoring Agreement. In connection with the termination of the Factoring Agreement, Decorize paid CIT Group $965,000 in satisfaction of outstanding amounts owed under that agreement.

Also on January 12, 2005, we obtained a one year line of credit (the “Line of Credit”) from BOA, in the amount of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005 through maturity. The maturity date for the Line of Credit is set for December 31, 2005, subject to any agreed renewals. The proceeds of the Line of Credit will be used primarily for working capital and to pay off certain outstanding debt, including amounts owed to CIT Group..

We can borrow, repay and re-borrow principal under the Line of Credit from time to time during its term and the amount of credit available under the Line of Credit will vary based upon our levels of eligible inventory and accounts receivable. BOA has agreed to issue commercial and standby letters of credit for the benefit of Decorize, in an amount not to exceed $250,000 in the aggregate. The annual interest rate on the Line of Credit is equal to the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits, as determined by the Bank pursuant to the Loan Agreement, plus two percentage points. The initial interest rate on the Line of Credit was equal to 5.16%. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on January 31, 2005.

The Line of Credit is guaranteed by a shareholder, SRC Holdings Corporation, in an amount limited to $750,000 pursuant to a Commercial Guaranty. Quest Capital Alliance, L.L.C. has agreed to provide a supplemental guaranty for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In consideration for these guarantees, we issued an aggregate of 2,250,000 new five-year common stock warrants, and reduced the exercise price of various convertible securities and shortened the term of the existing warrants held by SRC and Quest. (See Note 7 to the Financial Statements.)

We believe that the credit line will enhance its working capital situation and increase the likelihood that it may expand its current operations in Asia, subject to our continuing to improve profitability. It is possible, however, that we will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis. We believe that the changes agreed upon to the existing warrants will assist it with any potential private equity financing transactions pursued in the future. In the short term, reducing the strike price and making the exercise period for the existing warrants terminate within a year should, increase the likelihood that the holders of existing warrants will make additional equity investments through the exercise of those warrants. In the long term, the amendments should make our company a more attractive candidate by removing the significant overhang that currently exists by virtue of having issued warrants that are currently exercisable for approximately 5.1 million additional shares, representing more than 25% of our fully diluted equity. The proposed amendments would reduce this overhang by eliminating the existing warrants within 12 months, either through conversion at the lower price or termination under the shorter expiration period.

Because of those perceived advantages in amending the existing warrants, we are contacting certain of our other existing warrant holders for purposes of negotiating the reduction of the applicable exercise periods, in exchange for a reduction in the applicable exercise price on substantially the same terms as were granted to SRC and Quest. We believe that doing so will increase the possibility of raising additional capital or, at a minimum, reduce the number of dilutive securities that are outstanding. The warrant holders are a limited number of accredited investors, and any exchange or amendments made with them will be done in accordance with applicable exemptions under the federal securities laws, and we are not making any offering of debt or equity securities at this time.

Contingencies

In June 2004, the Company received a lawsuit from plaintiffs GLMKTS, Inc. and Adam Kriftcher, who is alleged to be the chief operating officer of GLMKTS, seeking damages in the amount of $365,000 for unpaid fees and expenses and related damages arising from an alleged agreement plaintiffs claim was entered into by the Company in June 2001. The alleged agreement is claimed to provide for the issuance of Company common stock to plaintiffs in exchange for promotional services. The Company has engaged local counsel in the State of New York, which has removed the case to federal court in New York and has filed an answer denying all of the plaintiffs’ substantive allegations on behalf of the Company. The Company is in settlement negotiations and anticipates that this matter may be settled. However, there is no guarantee that this matter will be settled. No provision has been made in the consolidated financial statements for any loss that might ultimately result from this matter. Management believes that any settlement arising from this matter will be immaterial to the consolidated financial statements, taken as a whole.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On October 13, 2004, the Company held its annual stockholders’ meeting, during which the stockholders of the Company were asked to ratify the appointment of BKD, LLP as the Company's independent public accountants for fiscal year 2004, and to elect six directors to the Board of Directors to serve a one-year term expiring at the annual meeting of the stockholders held in 2004. The appointment of BKD, LLP was ratified, and each of the six persons nominated by the Board of Directors was elected, by the holders of a majority of the shares entitled to vote at the annual meeting.

Voting results were as follows:

Proposal to ratify the appointment of BKD, LLP as the Company's independent public accountants for the fiscal year 2004:

Votes Cast	Votes Withheld	Votes
For Proposal	on Proposal	Abstaining
7,477,579	2,225	100

Proposal to elect six (6) persons to the Board of Directors:

	Votes Cast	Votes Withheld	Votes
	For Nominee	For Nominee	Abstaining
Richard Chalker	7,480,304	100
Ron Jones	7,480,304	100
Kevin Bohren	7,480,304	100
Fabian Garcia	7,479,304	1,100
James K. Parsons	7,479,004	1,400
J. Michael Sandel	7,479,204	1,200

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

Dated: February 11, 2004	DECORIZE, INC

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent S. Olson
Brent S. Olson
Vice President of Finance and Treasurer (Principal Financial Officer)