Form 10QSB
period 2005-03-31
DECORIZE INC
filed 2005-05-16
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes ☒  No ☐
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 10, 2005, there were 13,166,735 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

INDEX

Page Number

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of March 31, 2005	4

Consolidated Statements of Operations for the three and nine
months ended March 31, 2005 and March 31, 2004	6

Consolidated Statements of Changes in Stockholders’ Equity
for the nine months ended March 31, 2005 and March 31, 2004	7

Consolidated Statements of Cash Flows for the nine months
ended March 31, 2005 and March 31, 2004	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Contingencies	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of March 31, 2005, and the related consolidated statements of operations for the three-month and nine-month periods and changes in stockholders’ equity and cash flows for the nine-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Springfield, Missouri
May 11, 2005

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2005 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$73,328
Receivables:
Trade accounts receivable, net of allowance of $80,000	1,876,382
Other	17,309

Inventory	883,940

Prepaid expenses and other	383,860

Total current assets	3,234,819

Property and equipment, net of $566,163 accumulated depreciation	356,537

Goodwill	3,258,938

Other assets	42,424

3,657,899

Total assets	$6,892,718

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
March 31, 2005 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$758,235

Accrued salaries and commissions	71,849

Other accrued expenses	224,272

Revolving line of credit	2,286,030

Current portion of long-term debt	83,760

Current portion of capital lease obligations	37,317

Current portion of shareholders' notes	806,451

Total current liabilities	4,267,914

Capital lease obligations, less current portion	29,928

Long-term debt, less current portion	37,606

Notes payable to shareholders	1,821,502

Total liabilities	6,156,950

Stockholders' equity:

Preferred stock, $.001 par value; 10,000,000	500
authorized, none issued	-

Common stock, $.001 par value; 50,000,000
authorized, 13,166,735 shares issued and
outstanding	13,167

Additional paid-in capital	10,029,901

Accumulated deficit	(9,307,800)

Total stockholders' equity	735,768

Total liabilities and stockholders' equity	$6,892,718

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

Net Sales	$2,863,434	$2,784,564	$8,809,435	$10,089,026

Cost of sales	2,221,992	2,444,244	5,961,976	8,480,797

Gross profit	641,442	340,320	2,847,459	1,608,229

Operating expenses:
Selling, general and administrative	1,247,273	1,372,981	3,654,327	4,173,096
Stock compensation	-	64,350	-	64,350
Depreciation and amortization	39,619	68,978	127,069	187,252

Total operating expenses	1,286,892	1,506,309	3,781,396	4,424,698

Operating loss	(645,450)	(1,165,989)	(933,937)	(2,816,469)

Other income (expense):
Interest income	378	5	1,808	793
Interest expense	(77,178)	(88,230)	(197,100)	(216,590)
Amortization of debt discount
and financing cost	(139,609)	(115,822)	(332,058)	(435,864)
Other	(8,862)	(22,968)	(6,522)	(23,165)

Total other income (expense)	(225,271)	(227,015)	(533,872)	(674,826)

Net loss	$(870,721)	$(1,393,004)	$(1,467,809)	$(3,491,295)

Basic and diluted loss per share	$(0.07)	$(0.11)	$(0.11)	$(0.30)

Basic and diluted weighted-average
shares outstanding	13,166,735	12,352,711	13,157,647	11,638,925

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2004	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2003	-	$-	11,270,693	$11,271	$7,272,369	$(3,347,902)	$3,935,738

Compensatory issuance of
common stock for services	-	-	340,000	340	353,260	-	353,600

Fees assiciated with the issuance of
common stock	-	-	-	-	(289,649)	-	(289,649)

Issuance of common stock related to
conversion of long-term debt, net
expenses	-	-	409,700	410	401,430	-	401,840

Issuance of common stock related to
conversion of shareholders' debt, net
expenses	-	-	1,000,500	1,000	989,568	-	990,568

Compensatory issuance of common stock
per severance agreement	-	-	65,000	65	64,285	-	64,350

Net proceeds from issuance of
preferred stock and common stock	500,000	500	36,197	36	517,714	-	518,250

Dividends declared	-	-	-	-	-	(5,150)	(5,150)

Discount recorded on
notes	-	-	-	-	317,766	-	317,766

Net loss	-	-	-	-	-	(3,491,295)	(3,491,295)

Balances, March 31, 2004	500,000	$500	13,122,090	$13,122	$9,626,743	$(6,844,347)	$2,796,018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2005	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	500,000	$500	13,136,735	$13,137	$9,582,431	$(7,809,964)	$1,786,104

Compensatory issuance of
common stock	-	-	30,000	30	19,470	-	19,500

Dividends declared	-	-	-	-	-	(30,027)	(30,027)

Discount recorded on
stockholder note	-	-	-	-	5,000	-	5,000

Warrants issuable as compensation	-	-	-	-	423,000	-	423,000

Net loss	-	-	-	-	-	(1,467,809)	(1,467,809)

Balances, March 31, 2005	500,000	$500	13,166,735	$13,167	$10,029,901	$(9,307,800)	$735,768

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,	March 31,
	2005	2004

Operating Activities
Net loss	$(1,467,809)	$(3,491,295)
Items not requiring (providing) cash
Depreciation and amortization	135,226	187,251
Compensatory issuance of common stock and stock options	-	417,950
Amortization of debt discount and financing cost
included in interest expense	332,058	435,864
Loss on disposal of equipment	8,307	23,792
Changes in
Trade accounts receivable	(1,809,621)	156,205
Due from factor	1,314,716	320,173
Inventories	(114,364)	2,317,383
Prepaid expenses and other current assets	37,410	23,201
Accounts payable	(48,630)	(939,856)
Accrued expenses and other	(92,107)	(17,555)
Deferred revenues	-	11,992
Net cash used in operating activities	(1,704,814)	(554,895)

Investing Activities
Purchase of property and equipment	(81,764)	(50,655)
Purchase of certificate of deposit	76,733	-
Proceeds from sales of equipment	3,550	-
Net cash used in investing activities	(1,481)	(50,655)

Financing Activities
Principal payments on long-term debt	(109,715)	(157,332)
Proceeds from issuance of stockholders' notes payable	250,000	1,000,000
Fees associated with the conversion of stockholders' notes payable
to shares of common stock	-	(19,109)
Net advances on revolving line of credit	2,286,030	-
Deferred fees associated with bank financing	(42,933)	-
Principal payments on capital lease obligations	(38,261)	(40,002)
Issuance of common stock, net of related expenses	-	37,500
Issuance of preferred stock, net of related expenses	-	480,750
Proceeds from issuance of short-term debt	-	150,000
Principal payment on short-term debt	-	(150,000)
Payment of costs of ongoing stock registration	-	(130,477)
Advances from factor, net	(980,398)	(372,311)
Net cash provided by financing activities	1,364,723	799,019

Increase (Decrease) in Cash and Cash Equivalents	(341,572)	193,469

Cash and Cash Equivalents, Beginning of Year	414,900	121,716

Cash and Cash Equivalents, End of Year	$73,328	$315,185

Cash Paid for Interest	$158,422	$93,892

See accompanying notes to the consolidated financial statements

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net loss, as reported	$(870,721)	$(1,393,004)	$(1,467,809)	$(3,491,295)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	-	39,897	-	39,897

Less: Total stock-based employee compensation expense determined under the fair value based method	(34,315)	(30,738)	(138,355)	(205,614)

Pro forma net loss	$(905,036)	$(1,383,845)	$(1,606,164)	$(3,657,012)

Loss per share
Basic and diluted - as reported	$(0.07)	$(0.11)	$(0.11)	$(0.30)
Basic and diluted - pro forma	$(0.07)	$(0.11)	$(0.12)	$(0.31)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Numerator
Net loss for basic and diluted loss per share	$(870,721)	$(1,393,004)	$(1,467,809)	$(3,491,295)

Denominator
Denominator for basic loss per share - weighted average shares	13,166,735	12,352,711	13,157,647	11,638,925
Effect of employee stock options and warrants	-	-	-	-
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	13,166,735	12,352,711	13,157,647	11,638,925

Basic loss per share	$(0.07)	$(0.11)	$(0.11)	$(0.30)

Diluted loss per share	$(0.07)	$(0.11)	$(0.11)	$(0.30)

3. INVENTORIES

Inventories as of March 31, 2005 consist of the following:

Finished Products	$779,720
Raw Materials	55,472
Work in Process	48,748
$883,940

4. DEBT

On October 5, 2004, the Company borrowed an additional $250,000 from SRC Holdings Corporation. A new demand note in the aggregate amount of $750,000 was issued in substitution for the promissory note previously issued in April 2004, bearing interest at prime plus 0.5%, with monthly payments of interest beginning on November 1, 2004. All amounts outstanding under the new note are payable upon demand from SRC to the Company. The $250,000 additional proceeds were used for working capital purposes. In consideration of SRC’s advance of the additional $250,000 under the new demand note the Company issued SRC warrants to purchase 250,000 shares of common stock for an initial exercise price equal to $1.40 per share and an estimated aggregate fair value of $5,000.

On January 12, 2005, the Company obtained a line of credit from Bank of America, N.A. having a credit limit of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005 through maturity. The Line of Credit matures on December 31, 2005. The proceeds of the Line of Credit are being used primarily for working capital and to pay off certain outstanding debt, including $965,000 that was owed to CIT Commercial Services, a unit of CIT Group, Inc. for amounts outstanding under global factoring arrangements retired at the closing of the new Line of Credit.

The Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding from time to time under the Line of Credit may not exceed the lesser of (i) the applicable credit limit, or (ii) the sum of 85% of the value of the Company’s receivables, excluding certain accounts with affiliates, foreign accounts, and other accounts disqualified by the lender, plus the lesser of (1) $1,500,000 or (2) the value of the Company’s inventory, excluding obsolete, damaged and discontinued items and other items disqualified by the lender. Under the loan agreement, the lender has agreed to issue commercial and standby letters of credit for the benefit of the Company, in an amount not to exceed $250,000 in the aggregate.

The annual interest rate on the Line of Credit is equal to the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits, as determined by the lender pursuant to the loan agreement, plus two percentage points. The initial interest rate on the Line of Credit was equal to 5.16%. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on January 31, 2005.

The Bank of America loan agreement contains certain financial covenants, including basic fixed charge coverage ratio and tangible net worth covenants, which are calculated in the manner set forth in the agreement. Currently, the Company is required to have a basic fixed charge coverage ratio of no less than 1.2 to 1.0, and a minimum tangible net worth of $1,585,000, as of June 30, 2005. The tangible net worth requirement is scheduled to increase to $1,600,000 and $1,800,000 as of September 30 and December 31, 2005, respectively. The Company has been able to reduce the historic levels of its net operating loss over the last several months. However, it has notified Bank of America that its current projected level of net operating losses, combined with the delayed completion of certain financing transactions that the Company is currently pursuing, make it more likely than not that the Company will not be in compliance with its basic fixed charge coverage ratio and tangible net worth covenants at the end of fiscal 2005. The Company is discussing methods to address those issues with the lender, and it intends to pursue alternate financing in order to meet its commitments if it is unable to continue obtaining credit on acceptable terms from Bank of America.

The Line of Credit is guaranteed by SRC Holdings Corporation, a Missouri corporation and stockholder of the Company, in an amount limited to $750,000 pursuant to a Commercial Guaranty. Quest Capital Alliance, L.L.C., a Missouri limited liability company and also a stockholder of the Company, has agreed to provide a supplemental guaranty for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In addition, SRC and James K. Parsons, a director, officer and stockholder of the Company, each subordinated all present and future indebtedness owed to them by the Company to the Line of Credit.

In order to obtain the guarantees of SRC and Quest, the Company entered into a letter agreement on January 14, 2005 in which it agreed, in part, to issue them new common stock warrants, to reduce the exercise and conversion prices for outstanding warrants, convertible notes and preferred stock held by them, and to obtain key-man life insurance policies on Mr. Stephen R. Crowder, the Company’s president and chief executive officer. The letter agreement provides for the Company to issue warrants to SRC to acquire 1,500,000 shares of the Company’s common stock, and warrants to Quest to acquire 750,000 shares of common stock. The warrants have an initial exercise price of $0.40 per share and are exercisable for five years from the date of the agreement. The Company also agreed to reduce the exercise price of all warrants currently outstanding in favor of SRC and Quest, which were exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively, to $0.40 per share. The exercise period of the warrants were reduced such that 50% will expire on October 10, 2005 and the remaining 50% shall expire on April 10, 2006. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Cumulative Convertible Preferred Stock, of which SRC is the sole holder, to a conversion price of $0.40 per share.

The letter agreement also provided for the Company to issue to SRC a second amended and restated promissory note in the principal amount of $750,000 in replacement of a first amended and restated promissory note in the same principal amount, which was issued on September 30, 2004. Any principal or interest outstanding from time to time under the amended note is convertible into shares of common stock at an initial conversion price of $0.40. Interest is due monthly on the first day of each calendar month commencing on February 1, 2005. The outstanding principal amount of the amended note is due upon SRC’s demand, and it bears interest at a rate equal to the prime rate plus one-half percent. If Bank of America exercises its rights to payment under the SRC guaranty, the Company is required to grant to SRC and Quest, 1,250,000 and 625,000 shares of common stock, respectively. The Company also agreed to further reduce the exercise and conversion prices of the warrants and securities convertible into common stock, if any amount is paid to the bank by SRC or Quest under the guaranty or if the guaranty is required to extend past June 30, 2006.

The fair value of the new warrants and the beneficial conversion feature of the second amended and restated promissory note, combined with the relative increase in the fair value of the modified outstanding warrants represents the aggregate fair value of the guarantees provided by SRC and Quest, $410,000. This asset will be amortized to expense on the straight-line method through December 31, 2005, the expected duration of the guaranty.

On January 12, 2005, the Company terminated its Factoring Agreement with CIT Commercial Services. Under the Factoring Agreement, the Company and its global subsidiaries regularly sold the majority of their accounts receivable to the CIT Group under global factoring arrangements in order to provide the Company with working capital liquidity. The liquidity formerly provided by the Factoring Agreement has been replaced by the Bank of America line of credit. In connection with the termination of the Factoring Agreement, the Company paid CIT Group $965,000 in satisfaction of outstanding amounts owed under that agreement.

5. CONTINGENCIES

In June 2004, the Company received a lawsuit seeking damages for unpaid fees and expenses arising from an alleged agreement for promotional services. In March 2005, the Company and the plaintiffs entered into a stipulation and settlement agreement in which all claims were released in exchange for the issuance of common stock warrants valued at $13,000.

We are subject to certain other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

6. FUTURE CHANGE IN ACCOUNTING PRINCIPLES

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted for fiscal years starting after December 15, 2005. The Company expects to adopt Statement 123R starting July 1, 2006.

As permitted by Statement 123R, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally do not recognize compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the option pricing model that the Company adopts.

Item 2: Management’s Discussion and Analysis or Plan of Operation

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

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc., in March 2000 to create a direct “source to business” home furnishing and accessory company designed to serve wholesale customers in the United States, with products delivered from the Far East.

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

We have developed a network of more than 100 supply partners in China, the Philippines and Indonesia that manufacture the products we sell. We believe that none of our suppliers are material to our business as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during the current fiscal year.

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

In order to better execute our business model and comply with local regulations, we have established wholly owned subsidiaries in both China and Indonesia. Our China subsidiary employs administrative and clerical personnel, whose primary functions are in quality control and product development. Our Indonesian subsidiary conducts light manufacturing, final assembly and finishing operations to further improve the quality and uniqueness of the products we source from that country.

Results of Operations

The three and nine months ended March 31, 2005 compared with the three and nine months ended March 31, 2004

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

	For the three months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%

Sales, net	$2,863,434		$2,784,564		$78,870
Cost of goods sold	2,221,992	77.6%	2,444,244	87.8%	(222,252)	-10.2%
Gross profit	641,442	22.4%	340,320	12.2%	301,122	10.2%
Selling, general and
operating expenses	1,286,892	44.9%	1,506,309	54.1%	(219,417)	-9.2%
Operating loss	(645,450)	-22.5%	(1,165,989)	-41.9%	520,539	19.3%
Total other expense	(225,271)	-7.9%	(227,015)	-8.2%	1,744	0.3%
Net loss	$(870,721)	-30.4%	$(1,393,004)	-50.0%	$522,283	19.6%

	For the nine months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%

Sales, net	$8,809,435		$10,089,026		$(1,279,591)
Cost of goods sold	5,961,976	67.7%	8,480,797	84.1%	(2,518,821)	-16.4%
Gross profit	2,847,459	32.3%	1,608,229	15.9%	1,239,230	16.4%
Selling, general and
operating expenses	3,781,396	42.9%	4,424,698	43.9%	(643,302)	-0.9%
Operating loss	(933,937)	-10.6%	(2,816,469)	-27.9%	1,882,532	17.3%
Total other expense	(533,872)	-6.1%	(674,826)	-6.7%	140,954	0.6%
Net loss	$(1,467,809)	-16.7%	$(3,491,295)	-34.6%	$2,023,486	17.9%

Our revenues are derived primarily from the sale of home furnishing and home décor products to large and specialty retailers. Sales for the three month period ended March 31, 2005, increased $0.1 million to $2.9 million, compared to $2.8 million for the three month period ended March 31, 2004. Revenues from our specialty retailers for the current three month period were up $0.4 million over the prior year period. We believe the revenue increase is due to a better product selection, a broader sales network, and our customer’s renewed confidence in our ability to meet quality expectations and delivery times. However, large retailer revenues for this period were down $0.3 million from the same period last year primarily due to a $0.3 million decrease from one customer. Furthermore, due to the long sales cycle for this customer segment, new customer orders were not able to impact the current quarter.

Revenues for the nine month period ended March 31, 2005, were $8.8 million. This represents a $1.3 million decrease from the nine month period ended March 31, 2004. Some existing customers’ order volume were not at the same level as the prior year period, and new customers’ order volume has not yet increased to the level to negate the difference. Although large retailer revenues dipped for the period, our revenues from specialty retailer customers grew $0.6 million or 21.8%, over the first nine months of the prior year.

Cost of Goods Sold

Cost of goods sold for the three month period ended March 31, 2005, decreased 10.2% to 77.6%, compared to 87.8% for the prior year period. During the prior year period we encountered a shift from higher margin orders to higher volume orders with lower margins, and we incurred additional costs associated with decreased production as we discontinued domestic production operations in our Springfield, Missouri facility.

For the nine month period ended March 31, 2005, our cost of goods sold was 67.7%, a 16.4% decrease from the same period in the previous year. Much of the revenue volume for the nine month period in 2004 was at higher volumes and lower margins. Furthermore, our cost of goods sold during the prior year nine month period included an additional $0.3 million of expenses related to the cessation of domestic production. Finally, our improved margins for the current nine months were in large part due to our successful implementation of leaner inventory management and improved cost controls.

Operating Expenses

Operating expenses for the current year three month period decreased $0.2 million to 44.9% of sales, a 9.2% decrease from the prior year period. Stock compensation expense and depreciation decreased $0.1 million over the prior year period. The change to a manufacturing operation for our Indonesian subsidiary, Pt. Niaga Merapi, accounted for a reduction of $0.1 million in operating expenses, since those costs are now captured in cost of goods for the current period.

During the nine months ended March 31, 2005, operating expenses were $3.8 million, a $0.6 million drop compared to the same nine months in the prior year. Changing our Indonesian subsidiary, Pt. Niaga Merapi, to a manufacturing operation from a cost center accounted for $0.2 million of the reduction in operating expenses, since those costs are now captured in cost of goods during the current periods. Professional fees for the prior nine month period included fees associated with a resale registration statement filed following private equity investments in the Company. With the absence of the registration we were able to reduce costs for professional fees by $0.1 million during the current nine month period. Furthermore, investor relations expenses decreased $0.3 million from the prior year period.

Other Expense

Other expense, which predominately consists of interest expense, for the three months ended March 31, 2005, was $225,000 compared to $227,000 for the three months ended March 31, 2004. Amortization of discount on debt and the amortization of the aggregate fair value of the guarantees provided by SRC and Quest accounted for $140,000 and $116,000 of the expense, respectively. The discount on debt is amortized using the interest method. The $410,000 aggregate fair value of the guarantees provided by SRC and Quest are being amortized on the straight-line method from January through December 2005.

For the nine months ended March 31, 2005, other expense dropped $141,000 to $534,000, compared to $675,000 for the previous year. Similar to the three month period, debt discount amortization and amortization of the SRC and Quest guarantees in the current period accounted for most of the expense during the nine month periods ended March 31, 2005 and 2004, with $332,000 and $420,000 respectively.

Net Loss

Despite only a $0.1 million, or 2.8%, increase in revenues from the prior year period, our net loss was only $0.9 million for the three months ended March 31, 2005, compared to a loss of $1.4 million for the same three months in the prior year. Furthermore, although revenues for the current nine month period were down $1.3 million, or 12.7%, compared to the prior year nine month period, our loss dropped from $3.5 million to only $1.5 million for the current nine months. The decrease in the loss compared to the prior year periods can be attributed to several events. First, we have successfully implemented improved cost controls and production processes, which have enabled us to maintain higher margins. Our returns and allowances for the current nine-month period were down $0.4 million compared to the prior year period. We have recognized efficiencies and cost savings by moving all production overseas and eliminating the excess cost of underutilized domestic production capacity. Finally, our organization has also been successful keeping operating expenses either flat or less than in the prior year.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in costs caused by inflation will be passed on to the customers.

Liquidity and Capital Resources

We had working capital of ($1.0) million at March 31, 2005, compared with $0.9 million at March 31, 2004. Cash and cash equivalents and short-term investments were $73,000 at March 31, 2005, compared to $315,000 at March 31, 2004. Cash used in operating activities during the nine month period ended March 31, 2005, amounted to $1.7 million compared to $0.6 million for the same period in the prior year. The use of cash for the current period was attributable to the net loss of $1.5 million, a $1.8 million increase in trade receivables, a $0.1 million increase in inventories, and a $0.1 million decrease in accrued expenses. The amount of cash used during the current period was reduced by a $1.3 million decrease in funds due from factor and $0.5 million for depreciation and amortization and the amortization of debt discount and financing cost that did not require cash.

Investing activities during the nine month period ended March 31, 2005, used $1,000 in cash. Cash provided by investing activities was attributable to a $77,000 certificate of deposit that matured in March 2005. The amount of cash provided during the current period was reduced by $82,000 in expenditures most of which related to the acquisition of new computer equipment and leasehold improvements for the new offices at WestWay Enterprises, our subsidiary located in Shenzhen, China and our factory expansion at P.T. Niaga Merapi, our subsidiary located near Yogyakarta, Indonesia.

During the nine months ended March 31, 2005, our cash provided by financing activities amounted to $1.4 million principally due to a $2.3 million net advance on a revolving line of credit with Bank of America and proceeds from issuance of stockholders’ notes payable of $250,000. The amount of cash provided during the current period was reduced by a $1.0 million decrease in advances from factor.

On October 5, 2004, we borrowed an additional $250,000 from SRC Holdings Corporation. A new demand note in the aggregate amount of $750,000 was issued in substitution for the promissory note previously issued in April 2004, bearing interest at prime plus 0.5%, with monthly payments of interest beginning on November 1, 2004. All amounts outstanding under the new note are payable upon demand from SRC to Decorize. The $250,000 additional proceeds were used for working capital purposes. As compensation for the new demand note, we issued SRC warrants for 250,000 shares of common stock, which have an initial exercise price equal to $1.40 per share.

Our Company and its subsidiaries traditionally sold the majority of our accounts receivable under global factoring arrangements with CIT Commercial Services, a unit of CIT Group, Inc (“CIT”). On January 12, 2005, we terminated our factoring agreement with CIT. The liquidity formerly provided by the CIT factoring agreement has been replaced by a line of credit with Bank of America, N.A. (“BOA”). In connection with the termination of the Factoring Agreement, Decorize paid CIT Group $965,000 in satisfaction of outstanding amounts owed under that agreement.

Also on January 12, 2005, we obtained a line of credit (the “Line of Credit”) from BOA, in the amount of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005 through maturity. The maturity date for the Line of Credit is set for December 31, 2005. The proceeds of the Line of Credit is being used primarily for working capital and to pay off certain outstanding debt, including amounts owed to CIT .

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

The Line of Credit is guaranteed by a stockholder, SRC Holdings Corporation, in an amount limited to $750,000 pursuant to a Commercial Guaranty. Quest Capital Alliance, L.L.C. has agreed to provide a supplemental guaranty for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In consideration for these guarantees, we issued an aggregate of 2,250,000 new five-year common stock warrants, and reduced the exercise price of various convertible securities and shortened the term of the existing warrants held by SRC and Quest. (See Note 4 to the Financial Statements.)

We believe that the credit line will enhance our working capital situation and increase the likelihood that we may expand our current operations in Asia, subject to our continuing to improve profitability. It is possible, however, that we will continue to require additional equity and debt financing in order to provide sufficient operating capital until such time as we can become sufficiently cash flow positive to fund operations on a stand-alone basis. We believe that the changes agreed upon to the existing warrants will assist us with any potential private equity financing transactions pursued in the future. In the short term, reducing the strike price and making the exercise period for the existing warrants terminate within a year should increase the likelihood that the holders of existing warrants will make additional equity investments through the exercise of those warrants. In the long term, this should remove the significant overhang that currently exists by virtue of having issued warrants that are currently exercisable for approximately 5.1 million additional shares, representing more than 25% of our fully diluted equity.

The Bank of America loan agreement contains certain financial covenants, including basic fixed charge coverage ratio and tangible net worth covenants, which are calculated in the manner set forth in the agreement. Currently, the Company is required to have a basic fixed charge coverage ratio of no less than 1.2 to 1.0, and a minimum tangible net worth of $1,585,000, as of June 30, 2005. The tangible net worth requirement is scheduled to increase to $1,600,000 and $1,800,000 as of September 30 and December 31, 2005, respectively. The Company has been able to reduce the historic levels of its net operating loss over the last several months. However, it has notified Bank of America that its current projected level of net operating losses, combined with the delayed completion of certain financing transactions pursued by the Company, make it more likely than not that the Company will not be in compliance with its basic fixed charge coverage ratio and tangible net worth covenants at the end of fiscal 2005. The Company is discussing methods to address those issues with the lender, and it may pursue alternate financing in order to meet its commitments if it is unable to continue obtaining credit on acceptable terms from Bank of America.

We anticipate that our working capital needs will increase as our business grows. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met partially through our ongoing relationships with financial institutions. We also believe, however, that additional financing will be needed to meet the capital requirements associated with our growth objectives. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Item 3. Controls and Procedures

As of the date of filing this Quarterly Report on Form 10-QSB, the Company conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the chief executive officer and chief financial officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Contingencies

In June 2004, the Company received a lawsuit from plaintiffs GLMKTS, Inc. and Adam Kriftcher, who is alleged to be the chief operating officer of GLMKTS, seeking damages in the amount of $365,000 for unpaid fees and expenses and related damages arising from an alleged agreement plaintiffs claim was entered into by the Company in June 2001, which the Company originally reported on its Quarterly Report for the quarter ended September 30, 2004. The alleged agreement is claimed to provide for the issuance of Company common stock to plaintiffs in exchange for promotional services. In March 2005, the Company and the plaintiffs entered into a stipulation and settlement agreement in which all claims were released in exchange for the issuance of certain common stock warrants of the Company.

We are subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about March 21, 2005, the Board of Directors of the Company mailed an information statement on Schedule 14C to all the holders of record of the Company’s common stock at the close of business on January 12, 2005, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information statement was sent by the Company to inform its stockholders that on January 14, 2005, holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of stockholders to authorize and to approve (i) the issuance of additional securities and modifications of existing securities and a promissory note pursuant to that certain letter agreement made effective as of January 12, 2005, by and among the Company, SRC Holdings Corporation and Quest Capital Alliance, L.L.C., and (ii) the Company’s proposal to the holders of the other outstanding warrants, to modify such warrants on the same material terms as those warrants held by SRC and Quest were modified in accordance with the letter agreement. The Company entered into the letter agreement in consideration of SRC and Quest agreeing to guaranty the Company’s obligations under a new credit line with Bank of America, N.A., which was entered into on January 12, 2005. Under the letter agreement, the Company agreed to issue new warrants exercisable for common stock of the Company, to amend the terms of exercise or conversion of certain outstanding warrants and preferred stock, to issue a convertible note in exchange for an existing note held by SRC, to issue shares of common stock upon payment of amounts due under the guaranty, and to further amend the terms of exercise or conversion of certain outstanding warrants and preferred stock upon payment of amounts due under the guaranty or if the guaranty continues beyond June 30, 2006. The information statement served as the Company’s notice under Section 228(e) of the Delaware General Corporation Law. The issuance or modification of the Company’s warrants, preferred stock and convertible note, including any filings made to effect the same, were not made effective until April 11, 2005, which was the 20th day after the initial mailing of the definitive information statement.

On January 14, 2005, the record date for determination of the stockholders entitled to receive the Information Statement, there were 13,166,735 shares of common stock outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders. Consequently, the Company needed the affirmative vote of at least a majority of the outstanding shares of our common stock, or 6,583,368 shares, to approve the actions contemplated by the letter agreement. By action of written consent, dated January 14, 2005, the Company’s majority stockholders who own 6,860,888 shares, or 52.1% of the issued and outstanding shares of our common stock, ratified and approved all of the proposed actions, including approval of the letter agreement, amending existing warrants, a promissory note, and shares of Series A preferred stock held by SRC and Quest, and to authorize the Company to approach its current warrant holders to discuss modifying their warrants on the terms approved by the directors and stockholders of the Company.

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

Dated: May 16, 2005	DECORIZE, INC.

	By:	/s/
Stephen R. Crowder
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/
Brent S. Olson
Vice President of Finance and Treasurer (Principal Financial Officer)