Form 10KSB
period 2005-06-30
DECORIZE INC
filed 2005-09-28
CIK 1095471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

Form 10-KSB

______________

☒

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2005.

or

☐

Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for the transition period from _________________ to ________________.

Commission File Number 001-31260

______________

Decorize, Inc.

(Exact name of registrant as specified in its charter)

______________

Delaware	43-193180
(State of Incorporation)	(IRS Employer Identification Number)
1938 E. Phelps Springfield, MO 65802 (417) 879-3326 (Address, zip code and telephone number, including area code, of registrant’s principal executive offices)
______________
Securities registered under Section 12 (b) of the Exchange Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).   Yes☐  No☒

The registrant’s revenues for the fiscal year ended June 30, 2005, were $10,800,288.

As of August 30, 2005, the total aggregate market value of the 5,901,930 shares of voting and non-voting common equity held by non-affiliates of the registrant was $3,246,062 based upon a closing bid of the registrant’s common stock as reported by The American Stock Exchange on that date of $0.55 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the common stock of the registrant.

At the close of business on September 10, 2005, there were issued and outstanding 16,041,735 share of the registrant’s Common Stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2005 are incorporated by reference in Part III of this Form 10-KSB.

DECORIZE, INC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect,” and similar expressions as they relate to us, identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

•

the risks associated with growth;

•

our failure to purchase and manufacture merchandise at attractive prices;

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of this Annual Report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings and accessories company designed to serve both large and small retailers in the United States, with products delivered from the Pacific Rim. The Decorize business model relies on manufacturing and importing our home furnishings products direct from the Pacific Rim to our retailers’ sites in the United States. All of the products we sold during our most recent fiscal year were manufactured by suppliers located in the Pacific Rim. Products primarily designed and marketed to the specialty retailer are marketed under the GuildMaster brand so that we may continue to build on the customer’s awareness of that brand. Products we design and source for the large retailer segment are exclusively marketed under the Decorize brand name.

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

During fiscal year 2005, the revenue mix of the business segments was approximately 41% from specialty retailers and 59% from large retailers. Based on our limited operating history, the mix remained relatively unchanged at approximately 27% from specialty retailers and 73% from large retailers until this fiscal year, when we experienced a shift towards specialty retailers. We believe this shift is a result of our focus of additional resources on the specialty retailer segment. Management expects the revenue mix between the business segments to continue the trend towards a more even spread between specialty and large retailers. Nevertheless, we cannot predict with certainty whether or how our business mix will change in the future.

Decorize

We source our products from a network of manufacturing partners in the Pacific Rim, principally China, Indonesia, the Philippines, Thailand, and Vietnam. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our large retailer customers in the United States. We are able to pass on lower prices to large retailers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third-party. The products sourced to be moved through our specialty retailers channel are shipped from the Pacific Rim directly to our fulfillment center in Springfield, Missouri. Decorize has two wholly-owned domestic subsidiaries and two wholly-owned foreign subsidiaries.

GuildMaster

GuildMaster is a wholly-owned domestic subsidiary, which we acquired in June of 2001. GuildMaster was founded in 1981 and is well recognized in the industry for its design uniqueness. From its beginning, the GuildMaster brand has predominantly focused on custom, high-end, home accent products. We have leveraged the GuildMaster name to market and brand the products we sell through our specialty retailer channel.

Faith Walk

Faith Walk Designs is a wholly-owned domestic subsidiary, founded by J. Michael Sandel and his spouse that we acquired in July 2001. Prior to this acquisition, Faith Walk sourced its products in unpainted form from domestic suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our business model, all former Faith Walk branded designs are manufactured entirely by our suppliers in the Pacific Rim and are marketed under the GuildMaster brand name.

WestWay Enterprises, Ltd.

WestWay Enterprises, Ltd., a wholly-owned foreign subsidiary located in Shenzhen, China, was created in July 2003. The formation of this subsidiary was required because of local regulations affecting our ability to employ personnel locally. WestWay employs approximately twelve personnel, who primarily manage quality control and quality assurance for product manufactured by suppliers within the country of China.

P.T. Niaga Merapi

In October 2003, we created P.T. Niaga Merapi, a wholly-owned foreign subsidiary with its offices located near Yogyakarta, Indonesia. We created this foreign subsidiary to comply with local regulations and requirements for Decorize to employ local residents. The primary purpose of this subsidiary is to be responsible for quality control and assurance within the country of Indonesia, where a substantial amount of our GuildMaster product is manufactured. In April 2004, to further improve our product quality, we acquired a facility to conduct light manufacturing, final assembly, and finishing operations. This operation allows us to consistently provide a more unique and higher quality product than previously available from third party manufacturers within the country. In addition, through this new finishing facility, we are able to better package our finished products for shipping, thus reducing the amount of losses incurred during the transportation process, due to faulty or inadequate packaging.

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

Our “source to business” model for the large retailers eliminates several layers of handling and warehousing by importers and distribution centers. Products are sourced in the Pacific Rim and shipped directly to retailers in the United States. We believe that a majority of our industry competitors ship product through several levels of warehouse facilities, which we estimate would increase the cost of our products by up to 15%.

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

We have developed support systems for manufacturing of our products in the Pacific Rim, which provide product development support and quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of our business model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. This model enables us to provide high-volume, high quality proprietary products to large retailers at attractive prices and offers small retailers access to a broad range of accessories and accent furniture which was previously not available to them.

Our support systems consist primarily of quality control personnel who oversee our manufacturing done by our suppliers in the Pacific Rim. We believe our overseas employees are an integral part of the direct shipping method that we prefer. We do not believe that our business model could be successful without the oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and product procurement of items that are available in the Pacific Rim, and which would not likely have become part of our product offerings without our overseas staff. Currently, our company employs approximately 106 persons overseas, and we may increase that number to suit our level of production and design. The focus will continue to be on quality control, regarding items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

We are expanding our product sourcing, development and warehousing operations in the Pacific Rim to support the increasing volumes of product sourced there under our business model. At the same time, we are continuing to build our sales and distribution channels in the United States in order to improve our ability to present our products and services to a growing customer base.

To improve our operational effectiveness, we continue to develop new and existing technological solutions.  These solutions provide us the information we need to closely work with suppliers to improve the supply chain. In addition, we utilize technology to track customer orders, production status and deliveries so that we may meet demanding customer expectations. We will continue to seek upgrades in our technological infrastructure that improve operating efficiencies, improve customer service capabilities and improve quality and cost control in our operations.

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

Merchandise

We design, market and sell through our distribution chain a variety of imported home furnishings and home accent items such as hand-painted or traditionally finished armoires, chests, tables, chairs, painted furniture, paintings, sculpture, tapestries, other fine art pieces, various hand-made ceramics, candles, lamps and similar accessory items. Accent furniture includes items such as occasional tables, end tables, mirrors, wicker chairs, tables, and ottomans. Accessories include items such as wood, rattan, glass or ceramic bowls, statuettes, vases, candles and candleholders, baskets, boxes, lamps and bath items. Wall art includes a variety of traditional art such as framed oil paintings or prints, but also includes many other types of materials and designs including fabrics, woven materials and collages.

Our product offerings are now marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by the brand’s customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their retail consumers through their brick and mortar store locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to consumers that shop at their brick and mortar store locations. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add, and drop products based upon the demand in the marketplace.

Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining quality merchandise in adequate volumes and at suitable prices.

Suppliers

We have developed a network of more than 100 supply partners in China, the Philippines, Indonesia and Vietnam that manufacture most of the products we sell to our customers. For the year ended June 30, 2005, Decorize’s top ten vendors accounted for approximately 91% of our total purchases. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other’s needs and requirements. As our supply partners become more familiar with Decorize’s business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and increasing our reliance on particular supply partners for meeting our overseas manufacturing needs. However, we believe that none of our suppliers is material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both the Pacific Rim and other parts of the world. We currently estimate that the largest of those suppliers will represent less than 40% of our product purchases during any fiscal year. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements.

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

Customers

The current customer base for our brands includes approximately twelve large retailers and more than a thousand small retailers, designers and decorators. During the fiscal year ended June 30, 2005, our customer revenues were approximately $10.8 million. Although our top five customers in the past fiscal year accounted for approximately 61% of our revenues, our business plan for growing our business is expected to result in greater revenue diversification. During fiscal year 2005, our top five customers from the standpoint of revenues were La-Z-Boy, CBK,Ltd., Neiman Marcus, The Great Indoors and Rooms To Go. Our purchase orders with our customers are completed on a purchase-by-purchase basis, and we have not entered into any long-term purchase agreements with any customers, nor are there any formal volume commitments from any of them.

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

Foreign Market Risks

As an importer of manufactured products from several countries in the Pacific Rim, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. This perception arises because most of our products are manufactured in China, as evidenced by the fact that during fiscal 2005, approximately 61% of the products manufactured by our third party suppliers were manufactured in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade Organization should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

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

Warehousing and Distribution

An important aspect of our success involves our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required. The greater part of the products we sell are to large retailers. Since the products for these customers are shipped directly from our manufacturers in the Pacific Rim to our customers’ stores or distribution centers, we do not carry any inventory related costs. The products we sell to the specialty retailer market are shipped from the Pacific Rim direct and through the fulfillment center in Springfield, Missouri. From our fulfillment center, goods are then shipped to our customers via common and contract carriers throughout the United States and Canada. Quick and efficient distribution is required to meet customer needs, and we are continually pursuing improvements in our delivery process.

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

Trademarks and Tradenames

We completed the registration for the service mark “The World’s Décor...Right to your Door,” on September 2, 2002, with the United States Patent and Trademark office. The registration for “The World’s Décor … Right to your Door” will terminate in 10 years from the date of grant, or may be cancelled after 6 years if we do not file the appropriate documents evidencing our continued use of that mark. Our application for the service mark “Decorize” was filed in April 2002 and registration was granted in August 2003.

In addition, we have common law rights to the use of “decorize.com” and “The World’s Décor….Right to your Store,” however, we have not chosen to complete an application for registration of those marks at this time.

Employees

As of June 30, 2005, our company and its subsidiaries employed 131 persons, including 106 in the Pacific Rim. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Risk Factors

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2000. The acquisitions of our two operating subsidiaries were completed in June 2001 and July 2001, respectively. Even though GuildMaster and Faith Walk Designs have operated independently for some time, we have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  Also, our largest brand in terms of revenues, Decorize, which accounted for approximately 58.9% of our sales in fiscal 2005, has only been operational since March 2000. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have incurred losses historically, and we may not be able to attain or maintain profitability.

We incurred a net loss of $2.6 million for the fiscal year ended June 30, 2005, which was a decrease of 41% from the $4.4 million loss in fiscal 2004. Although our margins improved substantially during 2005, we have not achieved profitability.  We cannot assure you that our operating losses will decline, even if our sales increase dramatically. We will need to generate greater revenues and maintain or improve our operating margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

Our customer mix currently consists of approximately twelve large retailers and more than a thousand specialty retailers, department stores, designers and decorators. We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2005 accounted for approximately 61% of our revenues, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume, or at all.

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

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing and other short term financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. However, if our forecasts are inaccurate, we will need to raise additional funds. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of June 30, 2005, our total number of employees was 131, including 106 employees in Asia. During our initial periods of operation as a combined entity, we experienced a high rate of sales growth, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders and product quality issues. The decline in revenues for the current fiscal year is to some degree a result of our previous demand exceeding our infrastructural capacity. We have resolved those capacity issues by hiring additional personnel and upgrading our technology infrastructure, and we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers’ needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

The current members of our Board of Directors beneficially own, in the aggregate, approximately 51.0% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors, would be able to obtain the number of votes necessary to overrule the board.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model, and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2005, marketing and advertising expenses were $266,000, which is 5.5% of our operational expenses for that year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline.

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

Item 2. DESCRIPTION OF PROPERTY

Our corporate headquarters is based in a single leased building of approximately 9,600 square feet  in Springfield, Missouri. The rent for this space is $3,766 per month and the facilities are in good condition. The current term of the lease for our corporate headquarters ends in April 2006, and we have options to annually renew the lease until April 2008. We anticipate that if additional space is required within the next 12 months for our headquarters, then such space will be available in the Springfield area on a commercially reasonable basis.

We lease and operate a 41,250 square foot fulfillment center in Springfield, Missouri. The lease agreement currently provides for a monthly rent payment of $9,860. The lease on the building terminates on November 30, 2006, and the lease provides for options to renew the lease for two additional five-year periods. The Springfield facility is in good condition, and we believe the space is adequate for our operations in the foreseeable future.

We also lease additional design studio and office space of approximately 1,950 square feet in Houston, Texas. The rental agreement for this facility requires an $840 monthly rent payment and terminated on November 30, 2004. We renewed the lease on a month to month basis.

We lease and operate our own showroom of approximately 8,951 square feet in High Point, North Carolina. The High Point showroom lease terminates on October 31, 2009. The rent for the period from November 1, 2004 to October 31, 2005 is $9,680.70 per month, from November 1, 2005 to October 31, 2008 is $9,866.30 per month, and from November 1, 2008 to October 31, 2009 is $10,162.00 per month. We have an option to renew the lease for one five-year period.

Finally, pursuant to agreements with independent sales representative groups, we lease varying amounts of floor space at eight regional showrooms throughout the United States. The monthly rental payments vary between $500 and $2,440.

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

Item 3. LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our consolidated results of operations or our financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2005.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our common stock are traded on The American Stock Exchange under the symbol “DCZ”. The following table summarizes the highest and lowest reported sales price per share for all fiscal quarters of 2005, and 2004.

	High	Low

Fourth Quarter 2005	$0.75	$0.45
Third Quarter 2005	0.82	0.40
Second Quarter 2005	0.85	0.51
First Quarter 2005	0.85	0.50
Fourth Quarter 2004	1.19	0.50
Third Quarter 2004	1.10	0.45
Second Quarter 2004	1.52	0.80
First Quarter 2004	1.75	1.30

We had approximately 657 beneficial owners of our common stock, including 93 of which were holders of record, as of September 19, 2005.

We have not paid cash dividends on our common stock since our inception. The board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

The following table summarizes as of June 30, 2005, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	916,207	0.56	2,083,793
Equity compensation plans not approved by security holders	—	—	—
Total	916,207	0.56	2,083,793

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

Goodwill – Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS NO. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Decorize has not identified or recorded any impairment as of June 30, 2005.

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

Results of Operations and Comparison of Prior Year Periods

The following table presents certain items included in Decorize’s consolidated statements of operations, a copy of which is included in this Annual Report on Form 10-KSB, and the percentage of total revenues for the periods indicated. All such data should be read in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

Fiscal Years Ended June 30, 2005 and 2004

	2005		2004		Change

Sales (net)	$10,800,288	100.0%	$12,056,856	100.0%	$(1,256,568)	—%
Cost of sales	7,483,990	69.3%	9,964,834	82.6%	(2,480,844)	(13.3)%
Gross profit	3,316,298	30.7%	2,092,022	17.4%	1,224,276	13.3%
Operating expenses	4,824,578	44.7%	5,706,453	47.3%	(881,875)	(2.6)%
Operating loss	(1,508,280)	(14.0)%	(3,614,431)	(30.0)%	(2,106,151)	16.0%
Total other expense	1,110,588	10.3%	832,508	6.9%	278,080	3.4%
Net loss	(2,618,868)	(24.2)%	(4,446,939)	(36.8)%	(1,828,071)	12.6%

Sales

Our sales are derived primarily from the sale of home furnishing and home décor products to large and specialty retailers. Sales for the year ended June 30, 2005, decreased $1.3 million or 10.4% to $10.8 million compared to $12.1 million for the year ended June 30, 2004. Although total revenues were down for fiscal 2005, reflecting a decrease in revenues derived from large retail customers, revenues from our specialty retail customers increased over the previous year by $1.1 million or 34.8%. We believe our revenue growth from the specialty retailer group can be credited to a more focused sales effort and an improved product selection. In addition, our returns and allowances from both large and small retail customers decreased to 5.5% of gross revenues compared to the previous year’s returns and allowances of 7.4% on gross revenues. The decrease in returns and allowances is the result of management’s intense efforts to monitor product quality and packaging standards. The decrease in revenues from fiscal 2004 to fiscal 2005 was wholly due to a reduced level of sales to our large retail customers. The sales cycle for the large retail sector is significantly longer than for the specialty retail customer. We believe that we have presented our product and services to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to current retail customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations.

Our company has existed in its present form only since July 2001, so we do not have an extensive history of sales information as a combined entity. However, based on sales since July 2001, and our evaluation of the historic operating results of Faith Walk and GuildMaster, it appears that we have the highest volume of sales during our first two fiscal quarters, which accounted for approximately 55.1% of fiscal 2005 sales, and that the remaining quarters, accounting for the other 44.9% of sales for 2005, are not quite as strong. We believe that part of the reason for the increase in sales for the quarters ending September 30, 2004 and December 31, 2004, as compared to the two following quarters, is due to the buying patterns of large retailers in preparation for the holiday months. Other than the growth of our enterprise, we have not observed any other significant seasonal patterns.

Cost of Sales

The cost of sales for the year ended June 30, 2005, decreased as a percentage of sales to 69.3% compared to 82.6% for the year ended June 30, 2004. We believe that the percentage decrease in costs for the year ended June 30, 2005 as compared to the prior year, was in part the result of our improved product quality which led to a 1.9% reduction in returns and allowances. In addition, we have eliminated slow moving product offerings and improved our designs, providing faster inventory turnover and fewer markdowns on aging inventory. During fiscal year 2005, we incurred less than $0.2 million for inventory markdowns compared to $0.5 million in fiscal 2004. Finally, fiscal 2004 margins were also negatively impacted by $0.4 million of expense associated with decreased domestic production, which was not a factor in fiscal year 2005.

Although we have improved and further strive to improve our operating margins, pricing in our industry is very competitive. We must focus on selling more goods to more customers at very competitive prices in order to increase our revenues. Greater sales volumes, especially from large retailers, may come at the expense of some gross margin.

Operating Expenses

During the year ended June 30, 2005, our operating expenses decreased by $0.9 million to $4.8 million, as compared to $5.7 million for the last fiscal year. The dollar decrease in operating expenses for fiscal year 2005 was due to the net effect of decreases in certain expenses partially offset by increases in others. The increases were predominantly related to the $0.2 million of increased selling costs associated with the growth in sales to the specialty retail sector. However, selling expenses associated with large retailer customers dropped approximately $0.3 million compared to the prior fiscal year. In addition, we reduced the expense associated with investor relations by $0.3 million during fiscal 2005. Furthermore, the shift in the use of our facilities in Indonesia from administration to production accounted for a $0.3 million decrease in our operating expenses for fiscal year 2005 as compared to fiscal year 2004. As a percentage of sales, our operating expenses were 45% of sales for the current fiscal year, down 2.6% from the prior fiscal year.

Other Expense

Other expense for the fiscal year ended June 30, 2005, consisted principally of $1.1 million of interest expense compared to $0.8 million of interest expense for the year ended June 30, 2004. This increase during fiscal year 2005 was primarily due to the $0.8 million non-cash charge related to the amortization of debt discount and financing costs for fiscal year 2005 as compared to $0.6 million for fiscal year 2004.

Net Loss

Loss from operations decreased by $2.1 million to $1.5 million in fiscal year 2005 from $3.6 million in fiscal year 2004. Even though we experienced a decrease in sales, the loss from operations as a percentage of sales decreased to 14.0% in fiscal year 2005 as compared to 30.0% in fiscal year 2004. We believe this trend is due to gross margin improvements and a reduction in fixed administrative expenses.

We recorded a net loss of $2.6 million in fiscal year 2005, as compared to $4.4 million in fiscal year 2004. Non-cash charges accounted for a significant portion of our losses in both years. In fiscal 2005 and 2004, non-cash expenses of $0.8 million and $0.6 million, respectively, were recorded for the amortization of debt discount and financing costs.

Net loss per share decreased by $0.17 per share to $0.20 per share in fiscal year 2005, from $0.37 per share in fiscal year 2004.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in costs of goods sold and operating costs caused by inflation will be passed on to our customers through increases in price per unit. However, an increase in inflation could decrease customer demand for retail products resulting in lower sales volume as retailers adjust to decreased demand.

Liquidity and Capital Resources

We had working capital of approximately ($1.0) million at June 30, 2005, compared with ($0.1) million at June 30, 2004. Cash and cash equivalents and short-term investments were $0.8 million at June 30, 2005, compared to $0.5 million at June 30, 2004. Cash used in operating activities increased from $0.2 million in fiscal year 2004 to $1.0 million in fiscal year 2005. The principal operating uses of cash during fiscal year 2005 were attributable to the net loss of $2.6 million, and a $1.0 million increase in receivables. The amount of cash used during the current fiscal year was reduced by certain items providing or not requiring cash. An increase in payables provided $0.4 million and funds due from factor provided $1.3 million. Furthermore, $0.2 million in depreciation and amortization and another $0.8 million for the amortization of debt discount and financing costs did not require cash.

Investing activities during the year ended June 30, 2005, consumed $0.8 million in cash. This amount related primarily to a $750,000 depository account at Bank of America to secure a line of credit. In addition, the acquisition of computer equipment and improvements in our technological infrastructure accounted for another $0.1 million.

During the year ended June 30, 2005, we raised $1.4 million from the issuance of common stock and  a note payable to a stockholder. Our revolving line of credit with Bank of America provided an additional $1.2 million. Upon entering into our credit facility with Bank of America, we terminated our factoring arrangements with CIT Group, Inc. and we used $1.0 million to pay off the outstanding CIT loan balance. We also disbursed $0.2 million for principal payments on long-term debt and capital lease obligations. These transactions provided net cash from financing activities of  $1.4 million for the current fiscal year.

Factoring and Credit Arrangements

In the first two quarters of fiscal year 2005, we sold the majority of our accounts receivable under global factoring arrangements to CIT Commercial Services, a unit of CIT Group, Inc. (“CIT Group”), in order to provide Decorize with working capital liquidity. Under the factoring agreement with CIT Group, we would sell our accounts receivable on a pre-approved, non-recourse basis. Accounts receivable sold under the factoring agreement were subject to pre-approval by CIT Group. Under those arrangements, we did not retain any interest in, or control of, the accounts receivable sold and we did not bear any credit risk relating to the sold receivables other than with regard to customer disputes that required us to reacquire such disputed receivables from the factor. A portion of the sale proceeds was withheld by the factor for a period of time pursuant to the factoring agreement, which is reflected as due from factor on the balance sheet. Advances of amounts due from factor bore interest at 1.0%, plus the JPMorgan rate, and may have been offset against amounts due to our company at the factor’s option.

On January 12, 2005, we terminated our factoring agreement with CIT Group. Also on January 12, 2005, we entered into  a line of credit with Bank of America, N.A. in the amount of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005 through maturity. The proceeds of the line of credit were used primarily for working capital and payment of certain outstanding debt, including amounts owed to CIT Group. In connection with the termination of the factoring agreement, Decorize paid CIT Group $965,000 in satisfaction of outstanding amounts owed under that agreement. The maturity date of the Line of Credit was December 31, 2005.

Under the Bank of America line of credit, we had the ability to borrow, repay and re-borrow principal from time to time during its term, with the amount of credit available varying based upon our levels of eligible inventory and accounts receivable. Bank of America further agreed to issue commercial and standby letters of credit for the benefit of Decorize, in an amount not to exceed $250,000 in the aggregate. The annual interest rate on the line of credit was equal to the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits plus two percentage points. The initial interest rate on the line of credit was equal to 5.16%. Interest payments on the outstanding principal balance of the line of credit were due monthly beginning on January 31, 2005.

The line of credit was guaranteed by SRC Holdings Corporation (“SRC”), in an amount limited to $750,000 pursuant to a commercial guaranty. Quest Capital Alliance, L.L.C. (“Quest”) agreed to provide a supplemental guaranty for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In consideration for these guarantees, we issued an aggregate of 2,250,000 new five-year common stock warrants, and reduced the exercise price of various convertible securities and shortened the term of the existing warrants held by SRC and Quest.

Subsequent Events

On August 24, 2005, Decorize entered into exclusive global factoring arrangements with Bibby Financial Services (Midwest), Inc. (“BFS”). The initial funding occurred on August 25, 2005 and was used in part to repay all amounts outstanding under Decorize’s existing credit facility with Bank of America. The factoring arrangements provide Decorize with a maximum credit facility of $2,000,000. Also on August 24, 2005, Decorize terminated its line of credit with Bank of America, effective immediately upon its entering into the factoring agreement with BFS. The line of credit, which had been utilized by Decorize for working capital since January 2005, was replaced by the global factoring arrangements with BFS. Decorize did not believe it could meet the covenants in the future, so replacement credit was obtained.

The factoring arrangements are governed by a Master Purchase and Sale Agreement entered into between Decorize and BFS. Decorize and BFS also entered into an Amendment to Master Purchase and Sale Agreement on August 24, 2005, in order to correct the number of collection days to be charged to Decorize’s account. Under the factoring agreement, Decorize submits accounts receivable to be purchased by BFS, and BFS pays Decorize up to 85% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks.

All accounts submitted for purchase must be approved by BFS. Accounts are purchased on a recourse basis, and BFS has the right to charge back accounts purchased from Decorize at any time. The factoring agreement requires Decorize and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable and all cash held in bank accounts.

BFS charges Decorize interest on amounts advanced to Decorize under the factoring agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 invoice processing fee for each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge Decorize an additional 0.5% discount for accounts from that specific account debtor. Decorize also agreed to pay a one-time facility fee equal to $20,000.

The factoring agreement requires Decorize to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, Decorize is required to pay BFS a $10,000 fee for that month and each subsequent month that the average minimum requirement is not met.

The initial term of the Factoring Agreement is six months, which may be automatically extended for successive periods of twelve months. BFS may terminate the factoring agreement at any time on 30 days prior notice to Decorize. Decorize may terminate the factoring agreement by prior written notice to BFS no less than 60, and no more than 30, days prior to the end of each term. If Decorize terminates the factoring agreement more than 60 days prior to the end of the then-current term, Decorize will pay a termination fee equal to $10,000 for each month remaining during the term.

As of June 30, 2005, our working capital was approximately ($1.0) million. Decorize believes that the factoring arrangements will enhance its working capital situation and increase the likelihood that it may expand its current operations in Asia. However, we first require cash to fund the purchase and manufacturing of products for shipment to customers. It is possible that Decorize will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Note Payable

On October 5, 2004, the Company borrowed $250,000 from SRC which was used for working capital purposes. The $250,000 was in addition to $500,000 which we had borrowed from SRC in May 2004 pursuant to a promissory note. We issued a new demand note to SRC in the aggregate amount of $750,000 in substitution for the promissory note previously issued. The note bears interest at a rate of prime plus 0.5%, and requires monthly payments of interest. All amounts outstanding under the note are payable upon demand from SRC. In consideration of SRC’s additional loan, we issued warrants to SRC exersicable for 250,000 shares of common stock, which had an initial exercise price equal to $1.40 per share and an estimated aggregate fair value of $5,000 on October 5, 2004. The warrants expire ratably on September 30, 2007, 2008 and 2009.

Private Placements

Nest USA. On May 31, 2005, we completed the private placement of 1,000,000 shares of our common stock to Nest USA, Inc. (“Nest USA”) pursuant to the terms of a Securities Purchase Agreement entered into between Decorize and Nest USA on that same date. Under the terms of the agreement, Decorize agreed to issue the shares and to amend certain outstanding warrants held by Nest USA, which are exercisable for an aggregate 996,000 shares of common stock, in order to reduce the exercise price of the amended warrants to $0.20 per share and extend the period during which the amended warrants are exercisable.

We used the private placement proceeds for general corporate purposes. The total purchase price for the shares and the amended warrants was $400,000.

The amended warrants are exercisable by Nest USA, in whole or in part, until May 31, 2007. The exercise price of the amended warrants is initially $0.20 per share, and is subject to adjustment if Decorize subdivides its outstanding shares of common stock into a greater number of shares, in which case the exercise price in effect immediately prior to such subdivision shall be proportionately reduced, or if Decorize combines its shares of common stock into a smaller number of shares, in which case the exercise price in effect immediately prior to such combination shall be proportionately increased.

SRC and Quest. On June 15, 2005, the Company completed the private placement of 1,875,000 shares of its common stock pursuant to the terms of a Securities Purchase Agreement entered into between Decorize, SRC and Quest on that same date. Under the agreement, Decorize agreed to issue 1,250,000 shares to SRC and 625,000 shares to Quest. Decorize also agreed to amend certain outstanding warrants held by SRC and Quest, which are exercisable for an aggregate 3,000,000 shares of common stock and 1,807,143 shares of common stock, respectively, in order to reduce the exercise price of the amended warrants to $0.20 per share and extend the period during which some of the amended warrants are exercisable.

The private placement proceeds were be used by Decorize for general corporate purposes including general working capital initiatives. The total purchase price paid by SRC and Quest for the shares and the amended warrants was $750,000.

SRC received certificates representing amended warrants that are exercisable, in whole or in part, for 1,500,000 shares of common stock, which terminate on May 31, 2007, and a second set of amended warrants that are exercisable, in whole or in part, for another 1,500,000 shares of common stock, which terminate on April 11, 2010. Quest also received certificates representing amended warrants that are exercisable, in whole or in part, for 1,807,143 shares of common stock, which terminate on May 31, 2007, and a second set of Amended Warrants that are exercisable, in whole or in part, for another 750,000 shares of common stock, which terminate on April 11, 2010. The initial exercise price of the amended warrants is $0.20 per share. The exercise price for the amended warrants is subject to adjustment if Decorize subdivides its outstanding shares of common stock into a greater number of shares, in which case the exercise price in effect immediately prior to such subdivision shall be proportionately reduced, or if Decorize combines its shares of common stock into a smaller number of shares, in which case the exercise price in effect immediately prior to such combination shall be proportionately increased.

A further condition to closing under the agreement with Quest and SRC was for Decorize to obtain a release of the $750,000 commercial guaranty executed by SRC in connection with the Bank of America line of credit. Decorize obtained the release of the commercial guaranty in connection with the termination of its line of credit with Bank of America.

In each of the private placements, the investors represented that they were “accredited investors” for purposes of the Securities Act, and indicated that they were acquiring the shares for investment and not with a view to distribution. We provided each investor with appropriate financial and operating information. Each of the investors was an existing stockholder of Decorize. Accordingly, we believe these offerings were made in compliance with the “safe harbor” requirements of Rule 506 under Regulation D of the Securities Act, which we have relied upon in taking the position that the private placements were exempt from registration under the Securities Act.

Registration Rights. In connection with the issuance of the shares of common stock and the amended warrants to Nest USA, SRC and Quest, Decorize entered into Registration Rights Agreements with Nest USA and SRC and Quest whereby Decorize agreed to file with the Securities and Exchange Commission (the “Commission”) within 90 days after the date of each Registration Rights Agreement, a registration statement registering the resale of the common stock issued, or to be issued upon exercise of the Amended Warrants, under the Securities Act. Decorize filed the registration statement on August 1, 2005. Decorize is obligated to keep the registration statement effective until the date on which all registrable securities thereunder have been sold. However, Decorize’s obligation to register any registrable securities terminates at the time that such registrable securities may be sold immediately to the pubic, without volume limitations, pursuant to Rule 144(k) under the Securities Act.

Decorize is also obligated to include the shares of common stock in a Company-initiated registration statement (other than a registration statement in connection with a merger or acquisition or employee benefit plan). Nest USA, SRC and Quest have agreed, if Decorize or managing underwriters so request, not to sell any shares during the seven (7) days prior to and during the 180 day period commencing on, the effective date of any Company-initiated underwritten registration.

Total Contractual Cash and Other Obligations

The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2005.

	Total	Less than 1 Year	1-3 Years	4 - 5 Years	After 5 Years

Aggregate amount of principal to be paid on the outstanding long-term debt	93,931	87,871	6,060	—	—
Principal payments due on notes payable to stockholders	2,650,911	806,451	1,844,460	—	—
Future minimum lease payments under capital leases	66,037	36,783	29,254	—	—
Future minimum lease payments under noncancelable operating leases	821,382	281,165	499,568	40,649	—
Totals	3,632,261	1,212,270	2,379,342	40,649	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, and that are material to our stockholders.

Item 7. FINANCIAL STATEMENTS

DECORIZE, INC.
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
  and Stockholders
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, in 2005 the Company changed its method of accounting for redeemable preferred stock by retroactively restating its June 30, 2004 financial statements.

/s/ BKD, LLP

August 15, 2005, except for Notes 12 and 13,
as to which the date is August 24, 2005 and for
Note 2 as to which the date is September 26, 2005.

Springfield, Missouri

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2005 and 2004

	2005	2004 (Restated— Note 2)
Assets
Current Assets
Cash and cash equivalents	$43,892	$414,900

Certificate of deposit	750,000	76,733

Receivables
Trade accounts receivable, net of allowance 2005 – $60,066, 2004 – $194,983	1,139,018	68,586
Due from factor, net of advances 2005 – $0, 2004 – $980,398	—	334,318
Other	6,549	15,484

Inventories	736,209	769,576

Prepaid expenses and other	113,157	94,270

Total current assets	2,788,825	1,773,867

Property and equipment, net of accumulated depreciation 2005 – $601,725, 2004 – $465,550	328,733	400,856

Goodwill	3,258,938	3,258,938

Other	30,424	7,491

	3,618,095	3,667,285

	$6,406,920	$5,441,152

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Balance Sheets—(Continued)
June 30, 2005 and 2004

	2005	2004 (Restated— Note 2)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,308,671	$806,865
Accrued salaries and commissions	30,778	127,122
Other accrued expenses	227,187	228,955
Revolving line of credit	1,193,478	—
Current portion of capital lease obligations	31,749	40,478
Current portion of long-term debt	87,871	70,831
Current portion of stockholders’ notes	806,377	550,451

Total current liabilities	3,686,111	1,824,702

Capital Lease Obligations, Less Current Portion	25,251	52,029

Long-term Debt, Less Current Portion	6,060	40,057

Notes Payable to Stockholders	1,844,460	1,723,137

Total liabilities	5,561,882	3,639,925

Preferred Stock, 8% Cumulative, Convertible, Redeemable, $.001 par value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	555,123	515,123

Stockholders’ Equity
Common stock, $.001 par value; 50,000,000 authorized, issued and outstanding 2005 – 16,041,735 shares, 2004 – 13,136,735 shares	16,042	13,137
Additional paid-in capital	10,787,582	9,067,808
Accumulated deficit	(10,513,709)	(7,794,841)

Total stockholders’ equity	289,915	1,286,104

	$6,406,920	$5,441,152

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2005 and 2004

	2005	2004 (Restated— Note 2)

Net Sales	$10,800,288	$12,056,856

Cost of Goods Sold	7,483,990	9,964,834

Gross Profit	3,316,298	2,092,022

Operating Expenses
Selling, general and administrative	4,661,948	5,410,598
Stock compensation	—	64,350
Depreciation and amortization	162,630	231,505

	4,824,578	5,706,453

Operating Loss	(1,508,280)	(3,614,431)

Other Income (Expense)
Interest income	1,808	2,184
Interest expense	(271,210)	(257,941)
Amortization of debt discount and financing cost	(832,515)	(554,126)
Other	(8,671)	(22,625)

	(1,110,588)	(832,508)

Loss Before Income Taxes	(2,618,868)	(4,446,939)

Provision for Income Taxes	—	—

Net Loss	(2,618,868)	(4,446,939)

Add: Dividends Declared on Preferred Stock	(40,000)	(15,123)

Loss Available to Common Stockholders	$(2,658,868)	$(4,462,062)

Basic and Diluted Loss Per Common Share	$(.20)	$(.37)

Basic and Diluted Weighted Average Common Shares Outstanding	13,183,543	12,059,481

See Notes to Consolidated Financial Statements

Decorize, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2005 and 2004

	Common Stock		Additional Paid-in Capital
	Shares	Par Value		Accumulated Deficit	Total
Balances, June 30, 2003	11,270,693	$11,271	$7,272,369	$(3,347,902)	$3,935,738
Compensatory issuance of common stock for services	340,000	340	353,260	—	353,600
Fees associated with the registration of outstanding common stock	—	—	(333,349)	—	(333,349)
Issuance of common stock related to conversion of long-term debt, net of issuance costs	409,700	410	401,430	—	401,840
Issuance of common stock related to conversion of shareholders’ debt	1,000,500	1,000	989,568	—	990,568
Compensatory issuance of common stock per severance agreement	65,000	65	64,285	—	64,350
Net proceeds from issuance of common stock	36,197	36	7,602	—	7,638
Dividends declared	—	—	(15,123)	—	(15,123)
Discounts recorded on stockholder notes	—	—	315,878	—	315,878
Issuance of common stock related to exercise of stock options	14,645	15	11,888	—	11,903
Net loss	—	—	—	(4,446,939)	(4,446,939)
Balances, June 30, 2004 (Restated—Note 2)	13,136,735	13,137	9,067,808	(7,794,841)	1,286,104
Issuance of common stock and warrants	2,905,000	2,905	1,179,596	—	1,182,501
Fees associated with the registration of outstanding common stock	—	—	(84,822)	—	(84,822)
Dividends declared	—	—	(40,000)	—	(40,000)
Fair value of conversion options added to preferred stock and note payable	—	—	250,000	(100,000)	150,000
Discount recorded on stockholder note	—	—	5,000	—	5,000
Warrants issued for debt guarantee	—	—	410,000	—	410,000
Net loss	—	—	—	(2,618,868)	(2,618,868)
Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

See Notes to Consolidated Financial Statements

Decorize, Inc.

Consolidated Statements of Cash Flows
Years Ended June 30, 2005 and 2004

	2005	2004 (Restated— Note 2)

Operating Activities
Net loss	$(2,618,868)	$(4,446,939)
Items not requiring cash
Depreciation and amortization	162,630	231,505
Compensatory issuance of common stock and stock options	32,500	417,950
Amortization of debt discount and financing cost	832,515	554,126
Loss on disposal of property and equipment	8,480	22,022
Changes in
Trade accounts receivable	(1,061,497)	278,345
Due from factor	1,314,716	1,048,793
Inventories	33,367	2,276,455
Prepaid expenses and other current assets	(18,886)	46,449
Accounts payable	416,984	(625,522)
Accrued expenses and other	(98,112)	(9,242)
Net cash used in operating activities	(996,171)	(206,058)

Investing Activities
Purchase of property and equipment	(89,537)	(84,443)
Purchase of certificate of deposit	(673,267)	(76,733)
Proceeds from disposal of property and equipment	3,550	1,850
Net cash used in investing activities	(759,254)	(159,326)

Financing Activities
Principal payments on long-term debt	(137,223)	(197,122)
Proceeds from issuance of stockholders’ notes payable	250,000	1,500,000
Net advances on revolving line of credit	1,193,478	—
Deferred fees associated with bank financing	(42,933)	—
Principal payments on capital lease obligations	(48,507)	(53,826)
Issuance of common stock, net of related expenses	1,150,000	49,403
Issuance of preferred stock, net of related expenses	—	458,250
Stock registration costs	—	(174,177)
Fees associated with the conversion of debt to equity	—	(19,109)
Advances from (repayments to) factor, net	(980,398)	(904,851)
Net cash provided by financing activities	1,384,417	658,568

Increase (Decrease) in Cash and Cash Equivalents	(371,008)	293,184

Cash and Cash Equivalents, Beginning of Year	414,900	121,716

Cash and Cash Equivalents, End of Year	$43,892	$414,900

See Notes to Consolidated Financial Statements

Decorize, Inc.

Consolidated Statements of Cash Flows
Years Ended June 30, 2005 and 2004

	2005	2004 (Restated— Note 2)

Supplemental Cash Flows Information
Interest paid	$202,628	$126,036
Common stock warrants issued in connection with note payable	$5,000	$327,766
Fair value of beneficial conversion option added to note payable	$150,000	—
Fair value of beneficial conversion option added to Series A preferred stock	$100,000	—
Capital lease obligations incurred for property and equipment	$13,000	—
Fair value of warrants and beneficial conversion options issued for guarantee line of credit	$410,000	—
Fair value of warrants issued as compensation for investor relations services	$13,000	—
Dividend accrued on preferred stock	$40,000	$13,123
Accrued fees associated with stock registration	$84,822	—
Debt converted to common stock	—	$1,410,107
Deferred fees associated with successful stock registration reclassified to paid in capital	—	$249,498
Accrued interest converted to debt principal	—	$56,451

See Notes to Consolidated Financial Statements

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2005, the Company had no cash equivalents. At June 30, 2004, cash equivalents consisted primarily of a certificate of deposit.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision (credit) for bad debts was $(13,902) and $32,351 for the years ended June 30, 2005 and 2004, respectively.

The Company has established relationships with several major customers. Sales to one customer accounted for 50.5% and 13.2% of total sales for the years ended June 30, 2005 and 2004, respectively. Sales for the years ended June 2004 and 2003 to another customer accounted for 0% and 23.6% of total sales, respectively. The Company grants credit to customers who meet the Company’s preestablished credit requirements and generally does not require collateral to secure payment of accounts receivable.

Due From Factor

The Company regularly sold the majority of its accounts on a preapproved, nonrecourse basis under global factoring agreements. Accounts receivable sold were subject to preapproval by the factor. The Company did not retain any interest in, or control of, the accounts receivable sold. The Company did not bear any credit risk relating to the sold receivables other than with regard to customer disputes that may require the Company to reacquire the disputed receivables from the factor. A portion of the sale proceeds was withheld by the factor for a period of time pursuant to the factoring agreement, which was reflected as due from

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

factor on the consolidated balance sheet.  Advances of amounts due from factor bore interest at prime and may have been offset against amounts due to the Company at the factor’s option. This factoring agreement was terminated during the year ended June 30, 2005.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

Category	Estimated Life	Balance at June 30, 2005	Balance at June 30, 2004
Automobiles	5 years	$34,728	$34,728
Warehouse and production equipment	5-7 years	46,611	35,518
Computer software	3 years	178,482	178,482
Office and computer equipment	3-7 years	512,127	524,944
Leasehold improvements	Lease term	108,479	92,734
Construction in progress		50,031	—
Total		930,458	866,406
Less accumulated depreciation		601,725	465,550

Property and equipment, net		$328,733	$400,856

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2005 and 2004.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has not recorded a charge as a result of the required impairment tests in 2005 and 2004.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising and marketing expenses for the years ended June 30, 2005 and 2004, totaled $265,962 and $413,629, respectively.

Amounts Due To and From Related Parties

Accounts payable included amounts due to employees and stockholders totaling $74,342 and $38,421 as of June 30, 2005 and 2004, respectively. Other accounts receivable from employees totaled $6,549 and $8,044 as of June 30, 2005 and 2004, respectively.

Loss Per Share

Basic and diluted loss per share are computed by dividing the net loss increased by dividends declared on preferred stock by the weighted-average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be antidilutive.

	June 30, 2005	June 30, 2004

Net loss, as reported	$(2,618,868)	$(4,446,939)
Add: Dividends declared on preferred stock	(40,000)	(15,123)

Loss available to common shareholders	(2,658,868)	(4,462,062)

Divided by weighted average shares outstanding	13,183,543	12,059,481

Basic and diluted loss per share	$(0.20)	$(0.37)

Stock-based Compensation

At June 30, 2005 and 2004, the Company had a stock-based employee compensation plan, as more fully described in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net loss, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	Year Ended June 30,
	2004	2005

Loss available to common shareholders	$(2,658,868)	$(4,462,062)
Add stock-based employee compensation expense included in reported net loss	—	64,350
Less total stock-based employee compensation expense determined under the fair value based method	(198,830)	(147,764)

Pro forma net loss	$(2,857,698)	$(4,545,476)

Loss per share

Basic – as reported	$(0.20)	$(0.37)
Basic – pro forma	$(0.22)	$(0.38)
Diluted – as reported	$(0.20)	$(0.37)
Diluted – pro forma	$(0.22)	$(0.38)

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Preferred Stock

During 2004 the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain antidilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for 10 consecutive trading days. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholders’ option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). Holders of Series A preferred stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A preferred stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed to common shareholders and in the event of liquidation the preferred stock ranks prior to common to the extent of its redemption value. In January 2005 a conversion feature was added to the Series A preferred stock, enabling it to be converted to the Company common stock at a rate of $0.40 per share for an aggregate of 1,250,000 common shares. In June 2005 the conversion price was amended to $0.20 per share, for an aggregate totaling 2,500,000 shares (see Note 7). During 2005, the Company changed its method of accounting for preferred stock (see Note 2).

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist principally of cash, certificate of deposit, accounts receivable, accounts payable and notes payable approximate fair value.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to fiscal 2005 presentation. These reclassifications have no effect upon net loss.

Recent Accounting Standards

In November 2004 the FASB issued SFAS 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company believes adoption of SFAS 151 will not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004 the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company expects that the adoption of SFAS 123(R) will not have a material impact upon the Company’s financial position results of operations or liquidity during the first quarter of fiscal 2006 as substantially all outstanding employee stock options are fully vested as of June 30, 2005.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

In December 2004 the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption SFAS 153 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005 the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 in its fiscal year 2006. The Company does not believe the adoption of FIN 47 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that its adoption of SFAS 154 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In June 2005 the FASB issued FASB Staff Position (FSP) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. FSP FAS 143-1 provides guidance for the effects of the Directive with respect to historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable European Union member country. The Company does not believe that its adoption of FSB FAS 143-1 will have a material impact on the Company’s financial condition, results of operations or liquidity.

Note 2:

Restatement of Prior Financial Statements

During the fourth quarter of fiscal 2005 the Company changed its method of accounting for its Series A redeemable, convertible preferred stock. The June 30, 2004 financial statements, as previously presented, included preferred stock at par value as a component of stockholders’ equity. The Company has

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

retroactively restated its June 30, 2004 financial statements to report the redemption value of Series A preferred stock outside of liabilities and stockholders’ equity. This change had no effect on loss before income taxes or net loss for either 2005 or 2004. As a result of this change, current liabilities and stockholders’ equity as of June 30, 2004 have decreased from the previously reported totals by $15,123 and $500,000, respectively.

Note 3:

Inventories

	2005	2004

Raw materials	$54,440	$28,642
Work-in-process	34,868	39,588
Finished units	646,901	701,346

	$736,209	$769,576

Note 4:

Line of Credit

On January 12, 2005, the Company obtained a line of credit from Bank of America, N.A. (the “Bank”) in the amount of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005, through maturity on December 31, 2005. Interest is payable monthly at the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits, as determined by the Bank, plus two percentage points. The interest rate as of June 30, 2005, was 5.69%. The line of credit is secured by substantially all of the assets of the Company and its subsidiaries pursuant to a commercial security agreement.

The line of credit was guaranteed by a shareholder, SRC Holdings Corporation, in an amount limited to $750,000 pursuant to a commercial guarantee. Quest Capital Alliance, L.L.C. (Quest), also a shareholder of the Company, has agreed to provide a supplemental guarantee for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In addition, SRC and James K. Parsons, a director, officer and shareholder of the Company, each agreed to subordinate all present and future indebtedness owed to them by the Company to the Bank, pursuant to subordination agreements entered into by each of them in favor of the Bank.

In June 2005 the Company established a certificate of deposit with Bank of America, N.A. in the amount of $750,000 in exchange for termination of the guarantee.

The line of credit is subject to certain financial covenants, including a basic fixed charge coverage ratio and a tangible net worth covenant.  As of June 30, 2005, the Company was not in compliance with these financial covenants.

Subsequent to year end, this line of credit was terminated (see Note 13).

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Note 5:

Notes Payable

	2005	2004

Note payable, bank (A)	$40,244	$72,577
Convertible note payable, net of discount (B)	53,687	38,311
	93,931	110,888
Less current maturities	87,871	70,831

	$6,060	$40,057

(A)

Note payable to bank in monthly installments of $2,951, including interest at the bank’s prime rate plus 1% (6.75% at June 30, 2005) through August 2006, secured by inventories and accounts receivable. This loan requires the Company to maintain certain covenants, the more important of which restrict certain capital transactions and payment of dividends.

(B)

The Company issued a convertible term note in the amount of $750,000 and three year warrants to purchase an aggregate of 300,000 shares of common stock to Nest USA, Inc. (Nest USA) on February 26, 2002.

The estimated fair value of the warrants and beneficial conversion terms related to this convertible note payable amounted to $276,515 and $473,485, respectively, and were recorded as a discount on the note. The discount was amortized to interest expense over the two-year term of the convertible note payable using the interest method.

On January 1, 2003, an amended and restated convertible term note was issued which created new payment terms, extended the conversion option and required issuance of three year warrants for an additional 216,000 shares of the Company’s common stock at an exercise price of $2.80 per share that expire February 26, 2005. Principal and interest at 6% per annum were payable monthly in the amount of $17,500 commencing on January 31, 2003, continuing until January 31, 2004, when the monthly payments were scheduled to increase to $53,351. In April 2003 the note holder agreed to defer $5,000 of the monthly payments of principal for April, May and June, which were paid as additional $5,000 principal payments in July, August and September of 2003.

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

In February 2004 the Company issued 409,700 shares of common stock to Nest USA in exchange for a $409,700 principal reduction in the existing convertible term note. The second amended and restated convertible note to Nest USA had an initial principal balance of $210,497, bears interest at 6% and provides for monthly payments of $10,000 each beginning February 1, 2004, with the balance due December 31, 2005. The balance due on the note is convertible into common stock at $1.00 per share for the term of the note. In connection with this transaction, the Company also amended certain outstanding warrants held by Nest USA to extend their expiration date to December 31, 2005, and issued another set of warrants to Nest USA exercisable for 400,000 shares of common stock at $1.40 per share, that expire on December 31, 2006. The fair value of the new and extended warrants was recorded as a discount, reducing

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

the carrying value of the note to zero. The discount is being amortized to interest expense over the revised term of the note using the interest method. During the years ended June 30, 2005 and 2004, the amortization of discounts on this convertible note resulted in noncash interest expense of $119,190 and $370,352, respectively.

The aggregate annual maturities of long-term debt at June 30, 2005, are as follows:

Year Ended June 30	Aggregate Principal Maturities

2006	$87,871
2007	6,060
—

Total aggregate principal payments	93,931

Less current portion	(87,871)

Long-term debt	$6,060

Notes payable to stockholders at June 30, 2005, consists of the following unsecured notes:

	2005	2004

Note payable (C)	$844,460	$845,461
Note payable (D)	56,451	56,451
Note payable (E)	1,000,000	877,676
Note payable (F)	750,000	494,000

	$$2,650,911	$2,273,588

(C)

Stockholder notes payable, interest at prime plus 1%, due July 31, 2006. The carrying value of this note is shown net of unamortized discount of $0 and $122,324 as of June 30, 2005 and 2004, respectively.

(D)

Stockholder note payable, matured December 31, 2004.

(E)

Stockholder note payable, interest at prime plus 1.25%, due July 31, 2006.

(F)

Stockholder note payable, interest at prime plus .5%, due upon demand. During 2005 this note was amended to allow the holder to convert outstanding principal and unpaid interest into the Company’s common stock for $0.20 per share. As of June 30, 2005, this note was convertible for 3,750,000 shares of common stock.

The prime rate of interest at June 30, 2005, was 6.25%.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Year Ended June 30	Aggregate Principal Maturities

2006	$806,451
2007	1,844,460
Total principal due on stockholder notes payable	2,650,911
Less current portion	806,51
Long term stockholder notes payable	1,844,460

Note 6:

Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through November 2007 and certain leases contain renewal options.

The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease and lease amortization is included in depreciation expense. Property and equipment included $223,254 and $214,998 of assets under capital lease less $145,119 and $40,675 of accumulated depreciation at June 30, 2005 and 2004, respectively.

Future minimum payments for noncancellable capital and operating leases with initial or remaining terms of one year or more at June 30, 2005, are as follows:

	Operating Leases	Capital Leases

2006	$281,165	$44,151
2007	222,748	14,123
2008	156,056	7,763
2009	120,764	—
2010	40,649	—
2011 and beyond	—	—
	$821,382	66,037
Less amount representing interest		9,037
Present value of future minimum lease payments		57,000
Less current portion		31,749
		$25,251

Total rent expense incurred under operating leases amounted to $420,527 and $434,410 for the years ended June 30, 2005 and 2004, respectively.

Note 7:

Stockholders’ Equity

On January 2, 2004, the Company issued 340,000 shares of common stock to a stockholder of the Company as compensation for investor relations services provided to the Company.

On February 6, 2004, the Company issued 65,000 shares of common stock to Jon Baker, co-founder and former CEO, pursuant to his separation agreement.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

On July 17, 2003, the Company issued a promissory note to Jim Parsons, co-founder and former CEO in the amount of $150,000 with an interest rate equal to the prime rate plus 1%, maturing in 90 days. In October 2003 the Company obtained a 12-month line of credit in the amount of $800,000 from Mr. Parsons, with outstanding principal bearing interest at a variable per annum rate equal to the prime rate plus 1.25%. The amounts outstanding under the $150,000 promissory note to Mr. Parsons were rolled into the line of credit and the $150,000 promissory note was cancelled. In consideration for Mr. Parson’s agreement to establish the line of credit, the Company issued warrants to Mr. Parsons exercisable for 500,000 shares of Decorize common stock at an exercise price of $1.45 per share, based on the market price of the common stock at the time the note was issued. The warrants were exercisable immediately and expire if not exercised by September 30, 2006. On December 10, 2003, pursuant to an amended and restated line of credit promissory note executed by the Company in favor of Mr. Parsons, the principal amount of the line of credit was increased by an additional $200,000 to $1,000,000, which was subsequently borrowed by the Company against the credit line. In consideration for the increase in the line of credit, the Company granted Mr. Parsons a subordinate security interest in the Company’s inventory and issued warrants to Mr. Parsons to purchase an additional 200,000 shares of Decorize common stock at an exercise price of $1.20 per share and otherwise on the same terms as the warrants originally issued in connection with the line of credit. The warrants issued in connection with the Mr. Parsons line of credit have a relative fair value equal to $302,097, which has been recorded as a discount against the carrying value of the note and is being amortized to interest expense over the term of the debt. As of June 30, 2005 and 2004, $1,000,000 in principal was outstanding under the line of credit.

In connection with the Company’s $500,000 private placement of preferred stock to SRC Holdings Corporation in February 2004 the Company entered into agreements to exchange an aggregate $1,410,200 of debt owed to a principal stockholder and three of its current and former executive officers for shares of Company common stock. The Company issued 409,700 shares of common stock to Nest USA in exchange for a $409,700 principal reduction in its existing convertible term note. In addition to those shares of common stock, the Company issued a second amended and restated note to Nest USA (see Note 5).

At the time of the preferred stock private placement, the Company also issued warrants to acquire 600,000 shares of common stock to an existing stockholder, Quest Capital Alliance, L.L.C. These warrants are exercisable at an initial exercises price of $1.40 per share and terminate on a proportional basis on the third, fourth and fifth anniversaries of their issuance.

Additionally, Mr. Parsons, Mike Sandel, a vice president and director, and Mr. Baker exchanged outstanding notes for shares of common stock pursuant to separate agreements entered into by each of them with the Company. The Company exchanged an aggregate $1,000,500 in outstanding principal and accrued interest under three separate promissory notes for 1,000,500 shares of common stock, on the basis of $1.00 per share. The Company issued 75,000 shares to Mr. Parsons, 550,500 shares to Mr. Sandel and 375,000 shares to Mr. Baker and the outstanding principal amounts of the noteholders’ promissory notes were reduced accordingly. As a result of the exchange, the outstanding principal amount of Mr. Parson’s note was reduced to $850,000, Mr. Sandel’s note including interest was paid in full, the outstanding principal amount of Mr. Baker’s promissory note was paid in full and the Company issued a subordinated promissory note.

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a new bank line of credit (see Note 4) on January 12, 2005, the Company entered into a letter agreement with SRC and Quest (the “Letter Agreement”), which requires the Company to (i) issue warrants exercisable for shares of the Company’s common stock to SRC and Quest, (ii) reduce the exercise and conversion prices of outstanding warrants and securities held by SRC and Quest, (iii) amend an existing promissory note payable by the Company to SRC to permit the note to be converted into common stock, (iv) obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of the Company, with SRC, Quest and the Company as the beneficiaries under those policies, (v) agree to register under the Securities Act of 1933, as

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

amended, (the “Securities Act”), all common stock issued to SRC and Quest, including but not limited to the common stock issued pursuant to the Letter Agreement, and (vi) agree to further reduce the exercise and conversion prices of the warrants and securities convertible into common stock, if any amount is paid to Bank of America, N.A. by SRC or Quest under the Guarantee or if the Guarantee is required to extend past June 30, 2006.

Under the terms of the Letter Agreement, the Company agreed to issue warrants to SRC to acquire 1,500,000 shares of the Company’s common stock, and warrants to Quest to acquire 750,000 shares of common stock (the “New Warrants”). The New Warrants have an initial exercise price of $0.40 per share and are exercisable for five years from the date of the Letter Agreement. The Company also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that are exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively (the “Existing Warrants”), to $0.40 per share. The exercise period of the Existing Warrants will be reduced such that 50% will expire six months from the date of issuance and the remaining 50% shall expire one year from the date of issuance. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Cumulative Convertible Preferred Stock, $.001 par value (the “Series A Preferred”), to a conversion price of $0.40 per share.

Also pursuant to the Letter Agreement, the Company agreed to issue to SRC, a second amended and restated promissory note in the principal amount of $750,000 (the “Amended Note”), in replacement of a first amended and restated promissory note in the same principal amount, which was issued on September 30, 2004. Amounts outstanding under the Amended Note are convertible into shares of common stock at an initial conversion price of $0.40. Interest is due monthly on the first day of each calendar month commencing on February 1, 2005. The outstanding principal amount of the Amended Note is due upon SRC’s demand. The Amended Note bears interest at a rate equal to the prime rate plus one-half percent.

The fair value of the new warrants and the beneficial conversion feature of the second amended and restated promissory note, combined with the relative increase in the fair value of the modified outstanding warrants represents the aggregate fair value of the guarantees provided by SRC and Quest, $410,000. This asset was to be amortized to expense on the straight-line method over the term of the guarantee.

On May 31, 2005, the Company completed the private placement of 1,000,000 shares of its common stock to Nest USA a Delaware corporation. In connection with this transaction, the Company agreed to amend certain outstanding warrants held by Nest USA exercisable for an aggregate 996,000 shares of common stock, in order to reduce the exercise price of the warrants to $0.20 per share and extend the period during which the warrants were exercisable to May 31, 2007. The total purchase price for the shares and the amended warrants was $400,000.

On June 15, 2005, the Company completed the private placement of 1,875,000 shares of its common stock pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) entered into between the Company, SRC Holdings Corporation and Quest on that same date. The Purchase Agreement provides for the Company to issue 1,250,000 of the shares to SRC and 625,000 of the shares to Quest. The Company also agreed to amend certain outstanding warrants held by SRC and Quest (the “Amended Warrants”), which are exercisable for an aggregate 3,000,000 shares of common stock and 1,807,143 shares of common stock, respectively, in order to reduce the exercise price of the Amended Warrants to $0.20 per share and extend the period during which some the Amended Warrants are exercisable.

At the closing of the sale of the shares, SRC received certificates representing Amended Warrants that are exercisable, in whole or in part, for 1,500,000 shares of common stock, which terminate on May 31, 2007, and a second set of Amended Warrants that are exercisable, in whole or in part, for another 1,500,000 shares of common stock, which terminate on April 11, 2010. Quest also received certificates representing Amended Warrants that are exercisable, in whole or in part, for 1,807,143 shares of common stock, which

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

terminate on May 31, 2007, and a second set of Amended Warrants that are exercisable, in whole or in part, for another 750,000 shares of common stock, which terminate on April 11, 2010. The initial exercise price of the Amended Warrants is $0.20 per share.

A further condition to closing under the Purchase Agreement was for the Company to obtain a release of a $750,000 commercial guarantee executed by SRC in connection with the Company’s line of credit (see Note 4). The Company, SRC and Quest entered into the Purchase Agreement with the understanding that if the Company could obtain a release of the Guarantee, then SRC and Quest would purchase the shares in consideration of the payment of $750,000, which the Company intends to use as collateral under the credit line in replacement of the Guarantee. The unamortized balance of the asset representing the fair value of the guarantee was charged to interest expense when the guarantee was released.

As a condition to closing the sale of the shares, the Company agreed to file an amendment to its Certificate of Designation for its Series A Convertible Preferred Stock, $.001 par value per share (the “Series A Preferred”), in order to reduce the applicable conversion price of all outstanding shares of its Series A Preferred to a conversion price of $0.20 per share. SRC owns 500,000 shares of the Series A Preferred, which are now convertible into an aggregate 2,500,000 shares of common stock.

The increase in the value of the beneficial conversion feature of the second amended and restated promissory note of $150,000 has been charged to interest expense. The increase in the value of the beneficial conversion feature of the Company’s Series A Convertible Preferred Stock of $100,000 has been recognized as a constructive dividend and charged against accumulated deficit in the quarter ended June 30, 2005.

Note 8:

Income Taxes

The provision for income taxes includes these components:

	2005	2004

Taxes currently payable	$—	$—
Deferred income taxes	—	—
Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2005	2004

Computed at the statutory rate (34%)	$(890,415)	$(1,511,959)
Increase (decrease) resulting from
Nondeductible expenses	216,182	183,209
State income taxes	(82,061)	(156,323)
Changes in the deferred tax asset valuation allowance including adjustments to prior net operating loss carryforwards	728,922	1,479,584
Other	27,372	5,489

Actual tax expense	$0	$0

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2005	2004

Deferred tax assets
Allowance for doubtful accounts	$22,825	$74,094
Accrued compensated absences	9,500	13,300
Inventories	19,000	39,754
Capital lease obligations	—	3,957
Unamortized discount on beneficial debt revision	—	33,063
Net operating loss carryforwards	2,912,148	2,327,173
Property and equipment	4,667	—
Charitable contribution carryforwards and other	21,600	16,869
	2,508,210	2,508,210
Deferred tax liabilities
Property and equipment	—	(12,645)
Prepaid expenses	(20,501)	(20,729)
Inventory adjustment	(32,478)	(57,640)
	(52,979)	(91,014)

Net deferred tax asset before valuation allowance	2,936,761	2,417,196

Valuation allowance
Beginning balance	(2,417,196)	(937,612)
(Increase) decrease during the period	(519,565)	(1,479,584)
Ending balance	(2,936,761)	(2,417,196)

Net deferred tax asset	$0	$0

For the years ended June 30, 2005 and 2004, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2005 and 2004, the Company had approximately $7,600,000 and $5,500,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2025, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Note 9:

Employee Stock Option Plan

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

A summary of the Company’s stock option activity and related information for the years ended June 30, 2005 and 2004, is presented below:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	923,261	$1.18	878,606	$2.13
Granted	858,000.52		1,310,100	1.20
Exercised	—	—	(14,645)	.81
Forfeited	(923,261)	1.18	(1,250,800)	1.87

Outstanding, end of year	858,000.52		923,261	1.18

Options exercisable, end of year	858,000.52		766,243	1.17

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend per share	$—	$—
Risk-free interest rate	3.72	3.26
Weighted average expected life of options	3 years	4 to 5 years
Expected volatility of the Company’s common stock market price	$0.5543	$0.7300

Weighted average fair value of options granted during the year	$0.21	$0.69

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

The following table summarizes information about stock options under the plan outstanding at June 30, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.52	858,000	6.8 years	$0.52	858,000	$0.52

The Company granted stock options to certain executives, employees and directors on various dates during 2005 and 2004. The exercise price of these options granted is equal to the market price on the date of the grant. There is no recorded expense related to grants of these options.

On October 22, 2003, the Company granted 380,550 options at $1.22 per share, the fair market value on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and various vesting periods.

On December 10, 2003, the Board of Directors approved the cancellation of 601,050 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange the Company granted 601,050 stock options to employees and directors on December 10, 2003, under the Company’s 1999 Equity Incentive Plan. The options granted have a seven-year life, vest immediately and have an exercise price of $1.20 per share, representing the fair market value of the Company’s common stock on that date.

On February 6, 2004, the Company granted options to a former executive pursuant to his separation agreement. The Company has recorded $64,350 of stock compensation expense related to these options in fiscal 2004.

On May 4, 2005, the Board of Directors approved the cancellation of 805,000 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange, the Company granted 858,000 options at $0.52 per share, the fair market value on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and were fully vested and exercisable when granted.

Note 10:

Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Major Supplier

The Company purchases approximately 40% of its principal products from one supplier. There are a limited number of suppliers for these products.

Foreign Assets

As of June 30, 2005, net assets located outside the United States totaled approximately $343,000. These assets consisted principally of the inventory and equipment of Pt. Niaga Merapi facility in Indonesia totaling approximately $151,000 and products in transit from Indonesia to the United States of approximately $173,000. The equipment located in China totaled approximately $19,000. As of June 30, 2004, net foreign assets consisted of products at vendors’ facilities or in transit to the United States of approximately $209,000 and $140,000 from Indonesia and China, respectively.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

Note 11:

Profit-sharing Plan

Profit-sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2005 or 2004.

Note 12:

Future Liquidity Needs

The Company has incurred losses and recurring negative cash flows since formation. Management is continuing to evaluate and implement strategies to mitigate these conditions during the next fiscal year. These include establishing and expanding relationships with key customers, renewed focus on specialty retail customers, better margin management through improved operational processes, selective reductions of operating overhead and seeking additional sources of equity and debt financing.

Management believes that additional financing may be needed to meet the capital requirements associated with the Company’s growth objectives or to retire existing debt. Management is evaluating alternatives for obtaining new debt and equity financing to meet future capital requirements, or to retire debt as deemed appropriate.

As described in Note 13, subsequent to year end the Company terminated its financing agreement with Bank of America, N.A. and established a new accounts receivable factoring facility which provided additional liquidity of approximately $300,000.

Note 13:

Subsequent Event

On August 24, 2005, the Company and its subsidiaries, Guildmaster, Inc. and Faith Walk Designs, Inc. entered into exclusive global factoring arrangements with Bibby Financial Services (Midwest), Inc. (BFS). The initial funding occurred on the same date and was used in part to repay all amounts outstanding under the Company’s existing credit facility with Bank of America, N.A. (see Note 4). The factoring arrangements provide Decorize with a maximum credit facility of $2,000,000. Decorize will account for advances received under this facility as a secured borrowing.

The factoring arrangements are governed by a Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between Decorize and BFS. Decorize and BFS also entered into an Amendment to Master Purchase and Sale Agreement on August 24, 2005, in order to correct the number of collection days to be charged to Decorize’s account. Under the Factoring Agreement, requests advances for up to 85% of the aggregate net face value of accounts factored, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks.

All accounts factored must be preapproved by BFS. Accounts are factored on a recourse basis, and BFS has the right to charge back accounts purchased from Decorize at any time. The Factoring Agreement requires Decorize and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable and all cash held in bank accounts.

BFS charges Decorize interest on amounts advanced to Decorize under the Factoring Agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 invoice processing fee for each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge Decorize an additional 0.5% discount for accounts from that specific account debtor. Decorize also agreed to pay a one-time facility fee equal to $20,000.

Decorize, Inc.

Notes to Consolidated Financial Statements
June 30, 2005 and 2004

The Factoring Agreement requires Decorize to maintain a level of accounts submitted for factoring each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, Decorize is required to pay BFS a $10,000 fee for that month and each subsequent month that the average minimum requirement is not met.

The initial term of the Factoring Agreement is six months, which may be automatically extended for successive periods of 12 months. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to Decorize. Decorize may terminate the Factoring Agreement by prior written notice to BFS no less than 60 and no more than 30 days prior to the end of each term. If Decorize terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, Decorize will pay a termination fee equal to $10,000 for each month remaining during the term.

On August 24, 2005, Decorize terminated its line of credit with Bank of America, N.A., effective immediately upon its entering into the Factoring Agreement. The line of credit, which had been utilized by Decorize for working capital since January 2005 (see Note 4) is being replaced by the global factoring arrangements with BFS.

Item 8.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2005, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of June 30, 2005 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Chief Financial Officer and Chief Executive Officer, in order to discuss issues raised that day by Decorize’s independent registered public accountants, BKD, LLP (“BKD”), with respect to Decorize’s historical balance sheet treatment of its outstanding shares of Preferred Stock.  During this meeting, representatives of BKD indicated to the audit committee and management that, based upon recent comments made by the Commission on the financial statements of other registrants and preliminary research by BKD, the Preferred Stock should no longer be accounted for as a component of permanent stockholders’ equity, but should be reported on a separate line, outside of liabilities and stockholders’ equity.  The audit committee discussed the matter and adjourned its meeting in order to allow BKD and management to further research the issue and contact the Commission to confirm the appropriate treatment of the Preferred Stock.  The audit committee continued its special meeting on September 26, 2005, and in consultation with BKD and management, determined that it was appropriate to revise the historical and future accounting treatment of its outstanding Preferred Stock, and to report the $500,000 initial redemption value of such shares, increased by accrued dividends, outside of liabilities and stockholder’s equity.  As a result of the change in accounting treatment that would be reflected in the financials for the year ended June 30, 2005, and future periods, the audit committee determined that Decorize must restate its financial statements for the fiscal year ended June 30, 2004.

During the September 23 meeting of the audit committee, BKD also presented Decorize with written notice that its audit revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting.  The items noted included the failure to document accounting processes and policies, the inability due to lack of personnel to segregate accounting duties, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting.  The audit committee has instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken.  After receiving and considering the recommendations of BKD and management, the audit committee will instruct management to make a determination regarding any corrective actions to be taken to address the significant deficiencies, control deficiencies and material weaknesses noted by BKD.

Item 8B. OTHER INFORMATION.

None.

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

All other information required by this Item 10 is incorporated by reference to the disclosure under the captions “Election of Directors – Nominees,” “Election of Directors – Audit Committee,” “Election of Directors – Management” and “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held on October 28, 2005.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the disclosure under the captions “Executive Compensation” and “Election of Directors – Attendance and Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on October 28, 2005.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference to the disclosure under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the Annual Meeting of Stockholders to be held on October 28, 2005.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the disclosure under the caption “Executive Compensation - Certain Relationships and Related Transactions” in our proxy statement for the Annual Meeting of Stockholders to be held on October 28, 2005.

Item 13. EXHIBITS

The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-KSB. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Decorate, Inc. and decorize.com, L.L.C., dated June 18, 2001. (1)
2.2	Agreement and Plan of Merger by and among JB Express, Inc., GuildMaster, Inc., James K. Parsons, Ellen L. Parsons and Jon T. Baker, dated June 18, 2001. (1)
2.3	Securities Exchange Agreement between Guidelocator.com, Inc. and the shareholders of Decorate, Inc., dated June 29, 2001. (2)
2.4	Certificate of Merger issued by the State of Delaware for the merger of Guidelocator.com with and into Decorize, Inc., dated July 5, 2001. (2)
2.5	Articles of Merger issued by the State of Texas for the merger of Guidelocator.com with and into Decorize, Inc., dated July 6, 2001. (2)
2.6	Agreement and Plan of Merger by and among Decorize, Inc., Step of Faith, Inc., Faith Walk Designs, Inc., John Michael Sandel and Kitty Sandel, dated July 31, 2001. (3)

Exhibit Number	Description
2.8	Letter Agreement #2 between John Michael Sandel, Kitty Sandel and Decorize, Inc., dated July 31, 2001.(3)
2.9	Certificate of Ownership and Merger issued by the State of Delaware for the merger of Decorate, Inc. with and into Decorize, Inc., dated July 27, 2001. (1)
2.10	Articles of Merger issued by the State of Missouri for the merger of Decorate, Inc. with and into Decorize, Inc., dated August 6, 2001. (1)
3.1	Certificate of Incorporation of Decorize, Inc., State of Delaware, dated June 27, 2001 (1)
3.2	Bylaws of Decorize, Inc. (1)
4.1	Securities Purchase Agreement dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (4)
4.2	Registration Rights Agreement, dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (4)
4.3	Warrant Certificate dated as of May 31, 2005, for the purchase of 996,000 shares of Common Stock, issued by Decorize, Inc. in the name of Nest USA, Inc. (4)
4.4	Securities Purchase Agreement dated as of June 15, 2005, by and among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (5)
4.5	Warrant Certificate dated as of June 15, 2005, for the purchase of 1,500,000 shares of Common Stock, issued by Decorize, Inc. in the name of SRC Holdings Corporation. (5)
4.6	Warrant Certificate dated as of June 15, 2005, for the purchase of 1,500,000 shares of Common Stock, issued by Decorize, Inc. in the name of SRC Holdings Corporation. (5)
4.7	Warrant Certificate dated as of June 15, 2005, for the purchase of 1,057,143 shares of Common Stock, issued by Decorize, Inc. in the name Quest Capital Alliance, L.L.C. (5)
4.8	Warrant Certificate dated as of June 15, 2005, for the purchase of 750,000 shares of Common Stock, issued by Decorize, Inc. in the name Quest Capital Alliance, L.L.C. (5)
4.9	Registration Rights Agreement dated as of May 31, 2005, between Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (5)
4.10	Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock of Decorize, Inc. (5)
4.11	Amendment No. 2 to Loan Agreement, dated as of June 16, 2005, between Decorize, Inc. and Bank of America, N.A. (5)
4.12	Warrant Certificate dated as of May 2, 2005, for the purchase of 120,000 shares of Common Stock, issued by December 17 in the name of Blodnick Gordon Fletcher & Sibell, P.C. (6)
4.13	Securities Purchase Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (7)
4.14	Certificate of Designation of the Preferences, Privileges, Powers and Rights of Series A Convertible Preferred Stock of Decorize, Inc. (7)
4.15	Registration Rights Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (7)
4.16	Form of Warrant for the purchase of 750,000 shares of common stock, issued on the name of SRC Holdings Corporation, dated February 13, 2004 (7)
4.17	Form of Warrant for the purchase of 1,000,000 shares of common stock, to be issued in the name of SRC Holdings Corporation, subject to conditions set forth in the Securities Purchase Agreement (7)
4.18	Form of Warrant for the purchase of 600,000 shares of common stock, issued in the name of Quest Capital Alliance, L.L.C., dated February 13, 2004 (7)
4.19	Voting Agreement and related Proxy, dated February 13, 2004, by and between SRC Holdings Corporation and James K. Parsons (7)
4.20	Stock Exchange Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (7)
4.21	Registration Rights Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (7)
4.22	Second Amended and Restated Promissory Note dated January 21, 2004, issued by Decorize, Inc. in the name of NEST USA, Inc. (7)
4.23	Warrant for the purchase of 400,000 shares of common stock issued in the name of NEST USA, Inc., dated January 21, 2004 (7)

Exhibit Number	Description
4.25	Stock Purchase Agreement dated as of January 16, 2004, between Decorize, Inc. and James K. Parsons (7)
4.26	Stock Purchase Agreement dated as of January 16, 2004, among Decorize, Inc., John Michael Sandel and Kitty Sandel (7)
4.27	Stock Purchase Agreement dated as of January 30, 2004, between Decorize, Inc. and Jon T. Baker (7)
4.28	Subordinated Promissory Note dated as of January 30, 2004, made by Decorize, Inc. in favor of Jon T. Baker (7)
4.29	Amended and Restated Promissory Note dated December 10, 2003, issued by Decorize, Inc. in the name of James K. Parsons (8)
4.30	Subordinated Security Agreement dated as of December 10, 2003, between Decorize, Inc. and James K. Parsons (8)
4.31	Stock Purchase Agreement, dated as of December 9, 2003, by and between James K. Parsons, each of the purchasers listed thereon, and Decorize, Inc. (9)
4.32	Consultant Agreement made and entered into as of the 1st day of March 2003, between Decorize, Inc. and Evan Kaye (9)
4.33	Consultant Agreement made and entered into as of the 10th day of September 2003, between Decorize, Inc. and Robert J. Smith (9)
4.34	Letter agreement dated April 29, 2004, by and between Decorize, Inc. and SRC Holdings Corporation (10)
4.35	Form of Securities Purchase Agreement between Decorize, Inc. and the Purchasers set forth on the signature pages thereto, together with all exhibits and schedules (11)
4.36	Securities Purchase Agreement, dated as of February 26, 2002, by and between Decorize, Inc. and NestUSA, Inc., together with all exhibits and schedules (12)
4.37	Subscription Agreement dated November 11, 2001, between Decorize, Inc. and Fabian Garcia (13)
4.38	Form of Securities Purchase Agreement between Decorize, Inc. and the Purchaser acquiring its shares on November 19, 2002, together with exhibits (14)
4.39	Form of Securities Purchase Agreement between Decorize, Inc. and the Purchasers acquiring their shares on December 2, 2002, together with exhibits (14)
4.40	Form of Decorize, Inc. Stock Certificate (15)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons. (1)
10.3	Employment Agreement between Decorate, Inc. and Jon T. Baker dated June 15, 2001. (1)
10.4	Employment Agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001. (1)
10.5	Separation Agreement between Decorize, Inc. and Jon T. Baker dated August 25, 2003. (16)
10.6	Promissory Note dated July 31, 2001 between Decorize, Inc. and John Michael Sandel and Kitty Sandel.(3)
10.7	Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001. (3)
10.8	Decorize, Inc. 1999 Stock Option Plan. (17)
10.9	Form of Employee Incentive Stock Option Notice and Agreement. (17)
10.10	Lease Agreement between C. R. Wehr, Jr. and GuildMaster, Inc. dated December 1, 1996 for land and commercial structure at 2655 North Airport Commerce Avenue, Springfield, Missouri. (1)
10.11	Lease dated June 23, 1997 between Phoenix Home Life Mutual Insurance Company and GuildMaster, Inc. for furniture showroom space in High Point, North Carolina. (1)
10.12	Sublease agreement dated June 9, 1998 between Southern Accessories Today, Inc. and GuildMaster, Inc. for showroom space in the Atlanta Merchandise Mart, Atlanta, Georgia. (1)
10.13	Note and security agreements by and among GuildMaster, Inc., Sac River Valley Bank and the U.S. Small Business Administration dated August 13, 1996. (1)
10.14	Lease Agreement between Faith Walk Designs, Inc. and Republic Leasing Company dated May 18, 1998.(1)
10.15	Equipment Lease between Faith Walk Designs, Inc. and Monex Leasing dated January 29, 1998. (1)
16.1	Letter from Kirkpatrick, Phillips & Miller, CPA’s, P.C. (18)
16.2	Letter from Ernst & Young LLP. (18)
21.1	Subsidiaries of the Registrant. (18)

Exhibit Number	Description
31(a)	Certification by Stephen Crowder, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a). (18)
31(b)	Certification by Brent Olson, Vice President of Finance and Treasurer of the Registrant, pursuant to 17 CFR 240.13a – 14(a) or 17 CFR 240.15d – 14(a). (18)
32(a)	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32(b)	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
99.1	Proxy Statement of Registrant. (19)

——————

(1)

Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.

(2)

Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on July 16, 2001.

(3)

Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 15, 2001.

(4)

Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on June 6, 2005.

(5)

Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc., on June 21, 2005.

(6)

Filed previously as an exhibit to the Registration Statement on Form S-3 (File No. on July 29, 2005)

(7)

Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on February 17, 2004.

(8)

Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 17, 2004.

(9)

Filed previously as an exhibit to the Registration  Statement on Form S-3 (File No. 333-113356) field by Decorize, Inc. on March 5, 2004.

(10)

Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on May 14, 2004.

(11)

Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 15, 2002.

(12)

Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 19, 2002.

(13)

Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on October 2, 2002.

(14)

Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on December 6, 2002.

(15)

Filed previously as an exhibit to the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2001.

(16)

Incorporated by reference to the exhibits to Amendment No. 4 to the Registration Statement on Form SB-2 filed by Decorize, Inc. on October 10, 2003.

(17)

Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).

(18)

Filed herewith.

(19)

To be filed on or about September 28, 2005.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BKD, LLP Certified Public Accountants audited our consolidated financial statements as of June 30, 2005, 2004, and 2003.

Audit Fees

The aggregate fees billed during the years ended June 30, 2005 and 2004 by BKD, LLP for professional services rendered in connection with the audit of our June 30, 2004 and 2003 consolidated financial statements were $66,600 and $65,800, respectively.

Fees billed by BKD, LLP for reviews of our interim financial statements for inclusion with quarterly reports on Form 10QSB totaled $17,950 and $15,295 during the fiscal years ended June 30, 2005 and 2004, respectively.

Fees billed by BKD, LLP for professional services rendered in connection with various registration statements during fiscal years ended June 30, 2005 and 2004 of $11,775 and $59,035, respectively.

Audit-Related Fees

During the fiscal years ended June 30, 2005 and 2004, we incurred professional fees for other audit-related assurance services from BKD, LLP totaling $15,750 and $54,405, respectively.

Tax Fees

Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $20,425 and $27,498 for the fiscal years ended June 30, 2005 and 2004, respectively.

All Other Fees

We did not pay for any other professional accounting services during the fiscal years ended June 30, 2005 and 2004, respectively.

Audit Committee

The audit committee approves all audit, tax and other consulting services to be rendered by outside accountants prior to the work being performed, and evaluates the impact that provision of such services has upon the independence of Decorize’s auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECORIZE, INC.

Date: September 28, 2005	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2005.

Name	Title

/s/ Stephen R. Crowder
Stephen R. Crowder	President, Chief Executive Officer and Director (principal executive officer)
/s/ Brent S. Olson
Brent S. Olson	Vice President of Finance and Treasurer (principal financial officer and principal accounting officer)
/s/ Kevin Bohren
Kevin Bohren	Chairman of the Board
/s/ James K. Parsons
James K. Parsons	Executive Vice President and Director
/s/ Richard B. Chalker
Richard B. Chalker	Director
/s/ Fabian Garcia
Fabian Garcia	Director
/s/ J. Michael Sandel
J. Michael Sandel	Vice President and Director
/s/ Steven W. Fox
Steven W. Fox	Director
/s/ Marwan M. Atalla
Marwan M. Atalla	Director