Form 10QSB
period 2005-09-30
DECORIZE INC
filed 2005-11-15
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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
    Yes ☒      No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 5, 2005, there were 16,041,735 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One):     Yes ☐      No ☒

INDEX

Page
Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of September 30, 2005	4

Consolidated Statements of Operations for the three months ended September 30, 2005 and September 30, 2004	6

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three months ended September 30, 2005 and September 30, 2004	7

Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and September 30, 2004	8

Notes to the Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6. Exhibits	16

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of September 30, 2005, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

October 26, 2005
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$—
Receivables:
Trade accounts receivable pledged to factor, net of allowance of $71,405	1,544,593
Other	7,938

Inventory	695,852

Prepaid expenses and other	66,546

Total current assets	2,314,929

Property and equipment, net of $636,049 accumulated depreciation	296,120

Goodwill	3,258,938

Other assets	7,491

3,562,549

Total assets	$5,877,478

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
September 30, 2005 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,398,911
Accrued salaries and commissions	69,185
Other accrued expenses	216,557
Due to factor	1,170,964
Current portion of long-term debt	56,170
Current portion of capital lease obligations	25,255
Current portion of shareholders' notes	806,451

Total current liabilities	3,743,493

Capital lease obligations, less current portion	21,447
Long-term debt, less current portion	—
Notes payable to shareholders	1,844,460

Total liabilities	5,609,400

Preferred stock, 8% Cumulative, Convertible, Redeemable, $.001 par value; 10,000,000 authorized ; 500,000 shares of Series A issued and outstanding	565,204

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000 authorized, 16,041,735 shares issued and Outstanding	16,042

Additional paid-in capital	10,777,500

Accumulated deficit	(11,090,668)

Total stockholders' equity (deficit)	(297,126)

Total liabilities, preferred stock and stockholders' equity (deficit)	$5,877,478

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004

Net Sales	$2,148,975	$2,762,000

Cost of sales	1,490,278	1,629,276

Gross profit	658,697	1,132,724

Operating expenses:
Selling, general and administrative	1,070,539	1,220,295
Depreciation and amortization	34,324	42,799

Total operating expenses	1,104,863	1,263,094

Operating loss	(446,166)	(130,370)

Other income (expense):
Interest income	1,467	899
Interest expense	(116,201)	(58,656)
Amortization of debt discountand financing cost	(22,933)	(113,139)
Other	6,874	1,787

Total other income (expense)	(130,793)	(169,109)

Net Loss	(576,959)	(299,479)

Add: Dividends Declared on Preferred Stock	(10,082)	(10,082)

Loss Available to Common Stockholders	$(587,041)	$(309,561)

Basic and diluted loss per share	$(0.04)	$(0.02)

Basic and diluted weighted-average shares outstanding	16,041,735	13,139,670

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
Three months ended September 30, 2004	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	13,136,735	$13,137	$9,067,808	$(7,794,841)	$1,286,104

Compensatory issuance of common stock	30,000	30	19,470	—	19,500

Declared dividends	—	—	(10,082)	—	(10,082)

Net loss	—	—	—	(299,479)	(299,479)

Balances, September 30, 2004	13,166,735	$13,167	$9,077,196	$(8,094,320)	$996,043

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

Declared dividends	—	—	(10,082)	—	(10,082)

Net loss	—	—	—	(576,959)	(576,959)

Balances, September 30, 2005	16,041,735	$16,042	$10,777,500	$(11,090,668)	$(297,126)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004
Operating Activities
Net loss	$(576,959)	$(299,479)
Items not requiring (providing) cash
Depreciation and amortization	34,324	42,799
Amortization of debt discount and financing cost included in interest expense	22,933	113,139
Changes in
Trade accounts receivable	(406,964)	(24,190)
Due from factor	—	(586,287)
Inventories	40,357	(26,230)
Prepaid expenses and other current assets	46,611	25,936
Accounts payable	90,240	11,129
Accrued expenses and other	27,773	(90,185)
Net cash used in operating activities	(721,685)	(833,368)

Investing Activities
Purchase of property and equipment	(1,711)	(9,511)
Redemption (purchase) of certificate of deposit	750,000	(338)
Net cash provided by (used in) investing activities	748,289	(9,849)

Financing Activities
Principal payments on long-term debt	(37,687)	(35,735)
Net repayments under line of credit facility	(1,193,478)	—
Principal payments on capital lease obligations	(10,297)	(14,994)
Advances from factor, net	1,170,966	491,090
Net cash provided by (used in) financing activities	(70,496)	440,361

Increase (Decrease) in Cash and Cash Equivalents	(43,892)	(402,856)

Cash and Cash Equivalents, Beginning of Period	43,892	414,900

Cash and Cash Equivalents, End of Period	$—	$12,044

Cash Paid for Interest	$103,367	$42,997

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations, cash flows and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At September 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2005	2004

Net income (loss), as reported	$(576,959)	$(299,479)
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	—	—

Less: Total stock-based employee compensation expense determined under the fair value based method, net of income taxes	—	(43,399)

Pro forma net income (loss)	$(576,959)	$(342,878)

Earnings (loss) per share:
Basic - as reported	$(0.04)	$(0.02)
Basic - pro forma	$(0.04)	$(0.03)

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

	Three Months Ended
	September 30,
	2005	2004

Numerator
Net loss	$(576,959)	$(299,479)
Dividends declared on preferred stock	(10,082)	(10,082)
Net loss attributable to common shareholders	(587,041)	(309,561)

Denominator
Basic and diluted weighted average shares outstanding	16,041,735	13,139,670

Basic and diluted loss per share	$(0.04)	$(0.02)

3. Inventories

Inventories as of September 30, 2005 consist of the following:

Finished Products	$651,468
Raw Materials	18,763
Work in Process	25,621
$695,852

4. Debt

On August 24, 2005, the Company and its subsidiaries, Guildmaster, Inc. and Faith Walk Designs, Inc. entered into exclusive global factoring arrangements with Bibby Financial Services (Midwest), Inc. (BFS). The initial funding occurred on the same date and was used in part to repay all amounts outstanding under the Company’s existing credit facility with Bank of America, N.A. The factoring arrangements provide the Company with a maximum credit facility of $2,000,000. The Company accounts for advances received under this facility as a secured borrowing.

The factoring arrangements are governed by a Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between the Company and BFS. The Company and BFS also entered into an Amendment to Master Purchase and Sale Agreement on August 24, 2005, in order to correct the number of collection days to be charged to the Company’s account. Under the Factoring Agreement, the Company requests advances for up to 85% of the aggregate net face value of accounts factored, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks.

All accounts factored must be preapproved by BFS. Accounts are factored on a recourse basis, and BFS has the right to charge back accounts purchased from the Company at any time. The Factoring Agreement requires the Company and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable and all cash held in bank accounts.

BFS charges the Company interest on amounts advanced to the Company under the Factoring Agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 invoice processing fee for each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor. The Company also agreed to pay a one-time facility fee equal to $20,000.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for factoring each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, the Company is required to pay BFS a $10,000 fee for that month and each subsequent month that the average minimum requirement is not met.

The initial term of the Factoring Agreement is six months, which may be automatically extended for successive periods of 12 months. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. The Company may terminate the Factoring Agreement by prior written notice to BFS no less than 60 days prior to the end of each term. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

On August 24, 2005, the Company terminated its line of credit with Bank of America, N.A., effective immediately upon its entering into the Factoring Agreement. The line of credit, which had been utilized by the Company for working capital since January 2005 is being replaced by the global factoring arrangements with BFS.

5. Subsequent Events

On October 21, 2005, the Company issued promissory notes to Quest Capital Alliance, L.L.C. and Nest USA for $125,000 each. Both promissory notes bear interest at 10% with interest payable on December 1, 2005 and the outstanding balance is due December 18, 2005. The proceeds were used for working capital purposes.

Item 2: Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe,"</ FON t> "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risk, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; and (iv) the seasonality of our business.

Readers are referred to the caption "Risk Factors" appearing at the end of Item I of the 2005 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our product offerings are marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by its customer focus. Decorize branded products are typically more proprietary in nature and are often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their consumers through their retail locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to their consumers. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add, and drop products based upon the demand in the marketplace.

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

Results of Operations

The three months ended September 30, 2005 compared with the three months ended September 30, 2004

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended September 30,
	2005		2004		Change
	$	%	$	%	$	%
Sales, net	2,148,975		2,762,000		(613,025)

Cost of sales	1,490,278	69.3	1,629,276	59.0	(138,998)	10.3

Gross profit	658,697	30.7	1,132,724	41.0	(474,027)	(10.3)

Selling, general and operating expenses	1,104,863	51.4	1,263,094	45.7	(158,231)	5.7
Operating loss	(446,166)	(20.7)	(130,370)	(4.7)	(315,796)	(16.0)
Total other expense	130,793	6.1	169,109	6.1	(38,316)	0.0
Net loss	(576,959)	(26.8)	(299,479)	(10.8)	(277,480)	(16.0)

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Sales for the three month period ended September 30, 2005 decreased $0.6 million to $2.1 million, compared to $2.7 million for the three month period ended September 30, 2004. Revenues from the specialty retailer segment were up $0.1 million while revenues from large retailers decreased $0.7 million compared to the same period last year. We believe the increase in revenues for the specialty retailer segment is due to our improved product selection and a broader network of sales representatives. The decline in large retailer revenue was due to one existing customer’s order volume not being at the same level as the prior year period and new customers’ order volume has not yet increased to the level to negate the difference.

Cost of Sales

For the three months ended September 30, 2005, cost of sales increased as a percentage of sales to 69.3% compared to 59.0% for the three months ended September 30, 2004. The percentage increase for the three-month period is primarily due to an increase in warehousing related costs for one large retailer customer as a percentage of sales. The change is also partially attributable to an increase in shipping and handling costs as a percentage of shipping and handling revenue from the specialty retailer segment.

Operating Expenses

For the current three month period ended September 30, 2005, our operating expenses decreased $0.2 million to $1.1 million, compared to $1.3 million for the same period last year. The decrease for the three-month period is due to several factors. Salaries and wages decreased nearly $100,000 due to the organizational restructuring that occurred earlier in the calendar year. Selling expenses decreased $20,000 due to the decline in sales. Travel related expenses decreased $30,000 due to the reduction in staff and a concentrated effort to reduce operating expenses. However, due to the decline in sales volume for the current year period, our operating expenses as a percentage of sales climbed 5.7% to 51.4% compared to the prior year period.

Other Expense

Other expense for the three-month period ended September 30, 2005, consisted mostly of $139,000 of interest expense compared to $172,000 of interest expense for the three months ended September 30, 2004. The decrease from the prior year period was primarily due to the amortization for non-cash charges related to the discount on convertible debt and detachable warrants being written off by June 2005. The $22,000 of financing cost during the current quarter related to the Bank of America line of credit facility.

Net Loss

Our net loss increased to $0.6 million for the three-month period ended September 30, 2005, compared to a net loss of $0.3 million for the same period last year. The net loss for the three-month period was primarily a result of a low volume of revenues.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

We had working capital of ($1.4) million at September 30, 2005, compared with ($0.3) million at September 30, 2004. Cash and cash equivalents and short-term investments were $0 at September 30, 2005, compared to $12,000 at September 30, 2004. Cash used in operating activities during the three-month period ended September 30, 2005 amounted to $0.7 million compared to $0.8 million for the same period in the prior year. The principal operating uses of cash during the current period were attributable to the net loss of $0.6 million and a $0.4 million increase in receivables.

Investing activities during the three-month period ended September 30, 2005, provided nearly $750,000 in cash. This amount was private placement proceeds of common shares and amended warrants sold in June 2005 which was used to payoff the Bank of America line of credit facility in August 2005.

During the three months ended September 30, 2005, cash used from financing activities amounted to $70,000. This was predominantly due to principal payments on long-term debt and capital lease obligations.

We anticipate that our working capital needs will increase as our business grows. As of September 30, 2005, our working capital was ($1.4) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also borrowed from time to time from our shareholders and we may continue to do so.

On August 24, 2005, the Company and its subsidiaries, Guildmaster, Inc. and Faith Walk Designs, Inc. entered into exclusive global factoring arrangements with Bibby Financial Services (Midwest), Inc. (BFS). The initial funding occurred on the same date and was used in part to repay all amounts outstanding under the Company’s existing credit facility with Bank of America, N.A. The factoring arrangements provide the Company with a maximum credit facility of $2,000,000. The Company accounts for advances received under this facility as a secured borrowing.

The factoring arrangements are governed by a Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between the Company and BFS. Decorize and BFS also entered into an Amendment to Master Purchase and Sale Agreement on August 24, 2005, in order to correct the number of collection days to be charged to the Company’s account. Under the Factoring Agreement, Decorize requests advances for up to 85% of the aggregate net face value of accounts factored, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks.

All accounts factored must be preapproved by BFS. Accounts are factored on a recourse basis, and BFS has the right to charge back accounts purchased from the Company at any time. The Factoring Agreement requires the Company and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable and all cash held in bank accounts.

BFS charges the Company interest on amounts advanced to Decorize under the Factoring Agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 invoice processing fee for each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor. The Company also agreed to pay a one-time facility fee equal to $20,000.

For the three months ended September 30, 2005, the Company and its subsidiaries factored $2,109,925 in accounts receivable and received $1,899,753 in cash from BFS. The total administrative factoring fees were $38,018 and the interest paid on advances from the factor amounted to $12,677 for the three months ended September 30, 2005.

On October 21, 2005, the Company issued promissory notes to Quest Capital Alliance, L.L.C. and Nest USA for $125,000 each. Both promissory notes bear interest at 10% with interest payable on December 1, 2005 and the outstanding balance is due December 18, 2005. The proceeds were used for working capital purposes.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Chief Financial Officer and Chief Executive Officer, in order to discuss issues raised that day by the Company’s independent registered public accountants, BKD, LLP (“BKD”), with respect to the Company’s historical balance sheet treatment of its outstanding shares of preferred stock. During this meeting, representatives of BKD indicated to the audit committee and management that, based upon recent comments made by the Commission on the financial statements of other registrants and preliminary research by BKD, the preferred stock should no longer be accounted for as a component of permanent stockholders’ equity, but should be reported on a separate line, outside of liabilities and stockholders’ equity. The audit committee discussed the matter and adjourned its meeting in order to allow BKD and management to further research the issue and contact the Commission to confirm the appropriate treatment of the Preferred Stock. The audit committee continued its special meeting on September 26, 2005, and in consultation with BKD and management, determined that it was appropriate to revise the historical and future accounting treatment of the Company’s outstanding preferred stock, and to report the $500,000 initial redemption value of such shares, increased by accrued dividends, outside of liabilities and stockholder’s equity. As a result of the change in accounting treatment that would be reflected in the financials for the year ended June 30, 2005, and future periods, the audit committee determined that the Company must restate its financial statements for the fiscal year ended June 30, 2004.

During the September 23 meeting of the audit committee, BKD also presented the Company with written notice that its audit revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in the Company’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability due to lack of personnel to segregate accounting duties, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting. The audit committee has instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken. After receiving and considering the recommendations of BKD and management, the audit committee will instruct management to make a determination regarding any corrective actions to be taken to address the significant deficiencies, control deficiencies and material weaknesses noted by BKD.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

	Exhibit 31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent S. Olson
Brent S. Olson
Vice President of Finance and Treasurer (Principal Financial Officer)