Form 10QSB
period 2005-12-31
DECORIZE INC
filed 2006-02-10
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

Commission File Number: 001-31260

DECORIZE, INC.
(Exact name of small business issuer as specified in its Charter)

Delaware	43-1931810
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1938 E. Phelps, Springfield, Missouri 65802
(Address of Principal Executive Office)

Registrant's telephone number: (417) 879-3326

Former name, former address and former fiscal year, if changed since last report: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 11, 2006, there were 18,227,735 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

INDEX

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheet as of December 31, 2005	4

	Consolidated Statements of Operations for the three and six months ended December 31, 2005 and December 31, 2004	6

	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended December 31, 2005 and December 31, 2004	7

	Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and December 31, 2004	8

	Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6.	Exhibits	21

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of December 31, 2005, and the related consolidated statements of operations for the three and six-month periods and changes in stockholders’ equity and cash flows for the six-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

January 25, 2006
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2005 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$274,961
Receivables:
Trade accounts receivable pledged to factor,
net of allowance of $80,000	1,017,858
Other	9,775

Inventory	632,441

Prepaid expenses and other	222,068

Total current assets	2,157,103

Property and equipment, net of $669,728 accumulated depreciation	231,792

Goodwill	3,258,938

Other assets	7,490

3,498,220

Total assets	$5,655,323

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
December 31, 2005 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,245,943
Accrued salaries and commissions	32,014
Other accrued expenses	210,815
Due to factor	874,035
Current portion of long-term debt	23,387
Current portion of capital lease obligations	18,202
Current portion of notes payable to related parties	1,551,559

Total current liabilities	3,955,955

Capital lease obligations, less current portion	17,894
Notes payable to related parties	1,844,460

Total liabilities	5,818,309

Preferred stock, 8% Cumulative, Convertible, Redeemable,
$.001 par value; 10,000,000 authorized; 500,000 of Series A issued and outstanding	575,286

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000
authorized, 17,542,735 shares issued and
outstanding	17,543

Additional paid-in capital	11,066,437

Accumulated deficit	(11,822,252)

Total stockholders' equity (deficit)	(738,272)

Total liabilities, preferred stock and stockholders' equity (deficit)	$5,655,323

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Net sales	$1,582,268	$3,184,001	$3,731,243	$5,946,000

Cost of sales	1,102,955	2,110,708	2,593,234	3,739,984

Gross profit	479,313	1,073,293	1,138,009	2,206,016

Operating expenses:
Selling, general and administrative	1,039,543	1,186,760	2,110,083	2,407,055
Depreciation and amortization	33,679	44,650	68,003	87,449

Total operating expenses	1,073,222	1,231,410	2,178,086	2,494,504

Operating loss	(593,909)	(158,117)	(1,040,077)	(288,488)

Other income (expense):
Interest income	21	530	1,488	1,429
Interest expense	(130,178)	(61,266)	(246,379)	(124,922)
Amortization of debt discount
and financing cost	(4,167)	(79,310)	(27,100)	(187,449)
Other	(3,350)	554	3,525	2,341

Total other income (expense)	(137,674)	(139,492)	(268,466)	(308,601)

Net loss	(731,583)	(297,609)	(1,308,543)	(597,089)

Add:Dividends Declared on Preferred Stock	(10,082)	(10,082)	(20,164)	(20,164)

Loss Available to Common Stockholders	$(741,665)	$(307,691)	$(1,328,707)	$(617,253)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.05)

Basic and diluted weighted-average
common shares outstanding	16,482,061	13,166,735	16,261,898	13,153,202

See accompanying notes to the consolidated financial statements.

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Six months ended December 31, 2004	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	13,136,735	$13,137	$9,067,808	$(7,794,841)	$1,286,104

Compensatory issuance of
common stock	30,000	30	19,470	—	19,500

Dividends declared	—	—	(20,164)	—	(20,164)

Discount recorded on
stockholder note	—	—	5,000		5,000

Net loss	—	—	—	(597,089)	(597,089)

Balances, December 31, 2004	13,166,735	$13,167	$9,072,114	$(8,391,930)	$693,351

	Common Stock		Additional Paid-in	Accumulated
Six months ended December 31, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

Exercise of common stock warrants
and options	1,501,000	1,501	299,019	—	300,520

Dividends declared	—	—	(20,164)	—	(20,164)

Net loss	—	—	—	(1,308,543)	(1,308,543)

Balances, December 31, 2005	17,542,735	$17,543	$11,066,437	$(11,822,252)	$(738,272)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,	December 31,
	2005	2004

Operating Activities
Net loss	$(1,308,543)	$(597,089)
Items not requiring (providing) cash
Depreciation and amortization	68,003	87,449
Amortization of debt discount and financing cost
included in interest expense	27,100	187,449
Changes in
Trade accounts receivable	117,934	(1,131,714)
Due from factor	—	(236,628)
Inventories	103,768	(107,179)
Prepaid expenses and other current assets	(70,227)	(6,213)
Accounts payable	(62,728)	1,207,253
Accrued expenses and other	(15,138)	(110,882)
Net cash used in operating activities	(1,139,831)	(707,554)

Investing Activities
Purchase of property and equipment	(9,746)	(41,528)
Redemption (Purchase) of certificate of deposit	750,000	(674)
Net cash provided by (used in) investing activities	740,254	(42,202)

Financing Activities
Principal payments on long-term debt	(46,195)	(66,944)
Proceeds from issuance of stockholders' notes payable	—	250,000
Net repayments under line of credit facility	(1,193,478)	—
Net proceeds from issuance of common stock	300,521	—
Principal payments on capital lease obligations	(20,906)	(28,653)
Proceeds from issuance of short-term notes payable	716,667	—
Advances from factor, net	874,037	191,009
Net cash provided by financing activities	630,646	345,412

Increase (Decrease) in Cash and Cash Equivalents	231,069	(404,344)

Cash and Cash Equivalents, Beginning of Period	43,892	414,900

Cash and Cash Equivalents, End of Period	$274,961	$10,556

Cash Paid for Interest	$210,182	$95,704

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005, filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 7. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, for the fiscal year ended June 30, 2005 and prior years the only stock-based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective July 1, 2005 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after July 1, 2005, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to July 1, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

		Three Months Ended	Six Months Ended
		December 31,	December 31,
		2004	2004

Net loss, as reported		$(297,609)	$(597,089)

Add:	Stock-based employee compensation expense included in reported net loss, net of tax effects	—	—

Less:	Dividends declared on preferred stock	(10,082)	(20,164)

Less:	Total stock-based employee compensation expense determined under the fair value based method, net of income taxes	(27,580)	(70,979)

Pro forma net loss available to common shareholders		$(335,271)	$(688,232)

Net loss per share available to common shareholders
Basic - as reported		$(0.02)	$(0.05)
Basic - pro forma		$(0.03)	$(0.05)

Disclosures for the three and six months ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. See Note 7.

2. LOSS PER SHARE

Basic earnings per share are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since all stock options, convertible notes, convertible preferred stock and warrants would be antidilutive, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Numerator
Net loss	$(731,583)	$(297,609)	$(1,308,543)	$(597,089)
Dividends declared on preferred stock	(10,082)	(10,082)	(20,164)	(20,164)
Net loss attributable to common shareholders	$(741,665)	$(307,691)	$(1,328,707)	$(617,253)

Denominator
Basic and diluted weighted average shares outstanding	16,482,061	13,166,735	16,261,898	13,153,202

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.05)

3. INVENTORIES

Inventories as of December 31, 2005 consist of the following:

Finished Products	$595,806
Raw Materials	7,520
Work in Process	29,115
$632,441

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

BFS charges the Company interest on amounts advanced to the Company under the Factoring Agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 processing fee for each invoice submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor. The Company also agreed to pay a one-time facility fee equal to $20,000.

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

The initial term of the Factoring Agreement is six months. The company has notified BFS of its intention to terminate the agreement at the end of the initial term, February 24, 2006.

On August 24, 2005, the Company terminated its line of credit with Bank of America, N.A., effective immediately upon its entering into the Factoring Agreement. The line of credit, which had been utilized by the Company for working capital since January 2005 was replaced by the global factoring arrangements with BFS.

On October 21, 2005, the Company issued promissory notes to shareholders Quest Capital Alliance, L.L.C. and Nest USA for $125,000 each. Both promissory notes bear interest at 10% to December 18, 2005 and at 13% per annum thereafter.

On December 13, 2005, Decorize, Inc. obtained a four month revolving line of credit from Quest Capital Alliance II, L.L.C., a related party, in the amount of $500,000. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest Capital Alliance II, L.L.C. in the principal amount of $500,000. The note bears no interest to maturity, but accrues interest at 18% thereafter or upon default. In consideration of providing the line of credit, Decorize paid Quest Capital Alliance II, L.L.C. a commitment fee of $33,333, which has been recorded as a discount against the face value of the note, and is being amortized to interest expense over the term of the credit line. After April 13, 2006 any outstanding principal and interest become convertible into shares of the Company’s common stock at a rate of $0.20 per share at the sole option of Quest Capital Alliance II, L.L.C.

5. STOCKHOLDERS’ EQUITY

On November 16, 2005, SRC Holdings Corporation exercised common stock purchase warrants for 1,500,000 common shares at a price of $0.20 per share, for a total purchase price of $300,000.

6. SUBSEQUENT EVENTS

On January 9, 2006, Nest USA, Inc. exercised common stock purchase warrants for 625,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $125,000. Nest USA, Inc. had received the warrants upon the closing of a private placement of common stock on May 31, 2005, pursuant to the terms of a Securities Purchase Agreement entered into between Decorize, Inc. and Nest USA, Inc. The warrants exercised by Nest USA, Inc. would have expired on May 31, 2007, and it still holds warrants issued in the May 2005 closing that are exercisable for 371,000 shares of common stock at a price of $0.20 per share, which also expire on May 31, 2007.

7. STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Prior to July 1, 2005, the Company’s stock-based employee compensation plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005 as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant.)

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective-transition method. Results for prior periods have not been restated.

The Company’s loss from operations, loss before income taxes, net loss, basic and diluted loss per share available to common stockholders were not different as a result of the adoption of SFAS 123(R) for the three and six months ended December 31, 2005 than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as permitted by SFAS 123.

Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan (the Plan), which is shareholder approved, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and typically have seven-year contractual terms. All outstanding stock options were fully vested as of June 30, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the implied yield available on the grant date for U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company uses a straight-line interpolation to determine the rate from the available term maturities.

No options were granted to employees under the plan during the three or six month periods ended December 31, 2005 or 2004.

On May 4, 2005, the Board of Directors approved the cancellation of 805,000 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange, the Company granted 858,000 options at $0.52 per share, the fair market value on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and were fully vested and exercisable when granted. The weighted-average grant-date fair value of options granted during the year ended June 30, 2005 was $.21 per share.

A summary of option activity under the Plan as of December 31, 2005, and changes during six-month period then ended, is presented below:

	2005
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, July 1	858,000	$0.52
Granted	—	0.52
Exercised	(1,000)	0.52
Forfeited or expired	—	—

Outstanding, December 31	857,000	$0.52	6.33	$8,570

Exercisable, December 31	857,000	$0.52	6.33	$8,570

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2005.

The total intrinsic value of options exercised during the three and six months ended December 31, 2005 was $100 and $100, respectively. The total intrinsic value of options exercised during the three and six months ended December 31, 2004 was $0 and $0, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the six months ended December 31, 2005, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, July 1, 2005	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, December 31, 2005	0	$0

As of December 31, 2005, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the three and six months ended December 31, 2005, was $0 and $0, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the three and six months ended December 31, 2005, respectively, because of the full valuation allowance established against the Company’s deferred tax assets.

The following table summarizes information about stock options under the plan outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.52	857,000	6.3 years	$0.52	857,000	$0.52

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s latest Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes.

	For the three months ended December 31,
	2005		2004		Change
	$	%	$	%	$	%

Sales, net	$1,582,268		$3,184,001		$(1,601,733)
Cost of goods sold	1,102,955	69.7	2,110,708	66.3	(1,007,753)	3.4
Gross profit	479,313	30.3	1,073,293	33.7	(593,980)	(3.4)
Selling, general and
operating expenses	1,073,222	67.8	1,231,410	38.7	(158,188)	29.1
Operating loss	(593,909)	(37.5)	(158,117)	(5.0)	(435,792)	(32.5)
Total other expense	(137,674)	(8.7)	(139,492)	(4.4)	1,818	(4.3)
Net loss	$(731,583)	(46.2)	$(297,609)	(9.4)	$(433,974)	(36.8)

	For the six months ended December 31,

	2005		2004		Change
	$	%	$	%	$	%

Sales, net	$3,731,243		$5,946,000		$(2,214,757)
Cost of goods sold	2,593,234	69.5	3,739,984	62.9	(1,146,750)	6.6
Gross profit	1,138,009	30.5	2,206,016	37.1	(1,068,007)	(6.6)
Selling, general and
operating expenses	2,178,086	58.4	2,494,504	42.0	(316,418)	16.4
Operating loss	(1,040,077)	(27.9)	(288,488)	(4.9)	(751,589)	(23.0)
Total other expense	(268,466)	(7.2)	(308,601)	(5.2)	40,135	(2.0)
Net loss	$(1,308,543)	(35.1)	$(597,089)	(10.1)	$(711,454)	(25.0)

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and independent retailers. Sales for the three month period ended December 31, 2005, declined $1.6 million to $1.6 million, compared to $3.2 million for the three month period ended December 31, 2004. Revenues from our large retailers for the current three month period were down $1.6 million over the prior year period. The decline in large retailer revenue was due primarily to an existing customer’s reduced order volume as compared to the prior year period. Orders received for which the product has not yet been delivered increased 116% during the current three-month period to $2.9 million. The company expects to continue to increase its order rate and accelerate its shipments during the second half of the current fiscal year, which should cause revenues to increase.

Revenues for the six month period ended December 31, 2005, were $3.7 million. This represents a $2.2 million decrease from the six month period ended December 31, 2004. Revenues from our large retailers for the current six month period were down $2.3 million. Again, the decrease was due primarily to an existing customer’s reduced order volume as compared to the prior year period. Additionally, certain other existing customers also reduced their order volume as compared to the prior year period, and new customers’ order volume has not increased to a level sufficient to negate the difference.

Cost of Goods Sold

Cost of goods sold for the three month period ended December 31, 2005, increased 3.4% to 69.7%, compared to 66.3% for the prior year period. The increase was due to an increase in shipping and handling costs as a percentage of shipping and handling revenue from the independent retailer segment.

For the six month period ended December 31, 2005, our cost of goods sold was 69.5%, a 6.6% increase from the same period in the previous year. The percentage increase for the current six month period was primarily due to an increase in warehousing related costs as a percentage of sales for one customer. The change was also partially attributable to an increase in shipping and handling costs as a percentage of shipping and handling revenue from the independent retailer segment.

Operating Expenses

Operating expenses for the current year three month period decreased $0.1 million to $1.1 million, compared to $1.2 million for the same period in the prior year. Salaries and wages decreased $90,000 due to the organizational restructuring that occurred earlier in the calendar year. Selling related expenses decreased $50,000 due to the decline in sales. However, due to the significant decline in sales volume for the current year period, our operating expenses as a percentage of sales climbed 29.1% to 67.8% compared to 38.7% in the prior year period.

During the six months ended December 31, 2005, operating expenses were $2.2 million, a $0.3 million drop compared to the same six months in the prior year. However, because of the decline in revenues, operating expenses as a percent of sales increased 16.4% to 58.4%. Salaries and wages decreased $0.2 million during the current six month period due to the organizational restructuring that occurred earlier in the calendar year. Furthermore, selling related expenses decreased $0.1 million due to the decline in sales.

Other Expense

Other expense for the three-month period ended December 31, 2005, consisted mostly of $134,000 of interest expense compared to $140,000 of interest expense for the three months ended December 31, 2004. Amortization for financing cost and non-cash charges relating to the discount on convertible debt and detachable warrants decreased $75,000 in the current three-month period due to the convertible debt and detachable warrants being written off in June 2005. This was offset by a $70,000 increase in other interest related charges due to higher prime interest rates as well as higher interest charges and administrative fees associated with the factoring arrangements with BFS.

For the six months ended December 31, 2005, other expense consisted mostly of $273,000 of interest expense compared to $312,000 in the prior year six-month period. Amortization for financing cost and the non-cash charges related to the discount on convertible debt and detachable warrants decreased $160,000 primarily due to the convertible debt and detachable warrants being written off in June 2005. This was offset by an increase in other interest related charges due to higher prime rates as well as higher interest charges and administrative fees associated with the Company’s current factoring arrangement.

Net Loss

Our net loss increased to $0.7 million for the three-month period ended December 31, 2005, compared to a net loss of $0.3 million for the same period last year. For the six-month period ended December 31, 2005 our net loss increased to $1.3 million, compared to $0.6 million for the prior year period. Although our organization was able to reduce operating expenses by $0.3 million, or 16.4%, in the current six-month period, we were unable to generate the volume of revenues necessary to offset the significant decrease in one of our large retailer’s orders.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

We had a working capital deficit of $1.8 million at December 31, 2005, compared with a deficit of $0.5 million at December 31, 2004. Cash and cash equivalents and short-term investments were $275,000 at December 31, 2005, compared to $11,000 at December 31, 2004. Cash used in operating activities during the six month period ended December 31, 2005, amounted to $1.1 million compared to $0.7 million for the same period in the prior year. The principal operating use of cash for the current six-month period was attributable to the net loss of $1.3 million. The amount of cash used during the period was reduced by depreciation and amortization of financing cost totaling $0.1 million that did not require cash. In addition, the amount of cash used was reduced by a $0.1 million decrease in accounts receivable and a $0.1 million decrease in inventories, which provided cash.

Investing activities during the six month period ended December 31, 2005, provided $0.7 million in cash. This was primarily due to $750,000 in proceeds from a certificate of deposit released in connection with the termination of the Bank of America line of credit facility in August 2005.

During the six months ended December 31, 2005, our cash provided by financing activities amounted to $0.6 million. Upon entering into our factoring arrangements with BFS in August 2005, we terminated our credit facility with Bank of America and we used $1.2 million to pay off the outstanding loan balance. Cash provided by financing activities during the current period was comprised of $0.3 million in proceeds from the issuance of common stock resulting from the exercise of warrants and options, $0.7 million in proceeds from the issuance of short-term notes payable, and $0.9 million in advances from factor.

We anticipate requiring additional working capital in order to expand our business. As of December 31, 2005, our working capital deficit was $1.8 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also borrowed from time to time from our stockholders and we may continue to do so.

On August 24, 2005, the Company and its subsidiaries, Guildmaster, Inc. and Faith Walk Designs, Inc. entered into exclusive global factoring arrangements with BFS. The initial funding occurred on the same date and was used in part to repay all amounts outstanding under the Company’s existing credit facility with Bank of America. The factoring arrangements provide the Company with a maximum credit facility of $2,000,000. The Company accounts for advances received under this facility as a secured borrowing.

The factoring arrangements are governed by the Factoring Agreement. Decorize and BFS entered into an Amendment to Master Purchase and Sale Agreement on August 24, 2005, in order to correct the number of collection days to be charged to the Company’s account. Under the Factoring Agreement, as amended, Decorize requests advances for up to 85% of the aggregate net face value of accounts factored, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks.

All accounts factored must be preapproved by BFS. Accounts are factored on a recourse basis, and BFS has the right to charge back accounts purchased from the Company at any time. The Factoring Agreement requires the Company and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable and all cash held in bank accounts.

BFS charges the Company interest on amounts advanced to Decorize under the Factoring Agreement at a rate of 3.5% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.25% of the gross invoice amount of each account submitted and a $0.40 invoice processing fee for each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor. The Company has notified BFS of its intention to terminate the agreement at the end of its initial term, on February 24, 2006. The Company believes it has found a working capital facility to replace the Factoring Agreement with BFS.

For the three months ended December 31, 2005, the Company and its subsidiaries factored $1,880,450 in accounts receivable and received $1,534,910 in cash from BFS. The total administrative factoring fees were $42,184 and the interest paid on advances from the factor amounted to $27,143 for the three months ended December 31, 2005. A commitment fee of $20,000 was also paid and charged to interest expense during the six months ended December 31, 2005.

On October 21, 2005, the Company issued promissory notes to Quest Capital Alliance, L.L.C. and Nest USA for $125,000 each. Both promissory notes bear interest at 10% to December 18, 2005 and at 13% thereafter. The proceeds were used for working capital purposes.

On November 16, 2005, SRC Holdings Corporation exercised common stock purchase warrants for 1,500,000 shares of the common stock of Decorize, Inc. at a price of $0.20 per share, for a total purchase price of $300,000. SRC Holdings Corporation had received the warrants upon the closing of a private placement of Decorize common stock on June 15, 2005, pursuant to the terms of a Securities Purchase Agreement entered into between Decorize, SRC Holdings Corporation and Quest Capital Alliance L.L.C. The warrants exercised by SRC Holdings Corporation would have expired on June 15, 2007, and it still holds warrants issued in the June 2005 closing that are exercisable for 1,500,000 shares of common stock at a price of $0.20 per share, which expire on April 11, 2010.

On December 13, 2005, Decorize obtained a four month revolving line of credit from Quest Capital Alliance II, L.L.C., in the amount up to $500,000. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest Capital Alliance II, L.L.C. in the principal amount of $500,000. In consideration of providing the line of credit, Decorize paid Quest Capital Alliance II, L.L.C. a commitment fee of $33,333.33. After April 13, 2006 any outstanding principal and interest become convertible into the Company’s common stock at a rate of $0.20 per share at the sole option of Quest Capital Alliance II, L.L.C.

On January 9, 2006, Nest USA, Inc. exercised common stock purchase warrants for 625,000 shares of the Company’s common stock, at a price of $0.20 per share, for a total purchase price of $125,000. Nest USA, Inc. had received the warrants upon the closing of a private placement of Decorize common stock on May 31, 2005, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) entered into between Decorize, and Nest USA, Inc. The warrants exercised by Nest USA, Inc. would have expired on May 31, 2007, and it still holds warrants issued in the May 2005 closing that are exercisable for 371,000 shares of common stock at a price of $0.20 per share, which also expire on May 31, 2007.

We believe that additional financing will be needed to meet the capital requirements associated with our growth objectives. We will evaluate alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt as we deem appropriate. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

On October 3, 2005 the Company received notification from the American Stock Exchange (“AMEX”) that it does not comply with Section 1003 (a)(i) of the AMEX’s Company Guide. On December 16, 2005, AMEX accepted the Company’s plan of compliance and granted the Company until March 29, 2007 to regain compliance. Failure by the Company to make progress consistent with the plan or regain compliance could result in the Company being delisted from AMEX.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 for the reasons described below.

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

Date: February 10, 2006	DECORIZE, INC.

By:
Stephen R. Crowder
President and Chief Executive Officer (Principal Executive Officer)

By:
Brent S. Olson
Vice President of Finance and Treasurer (Principal Financial Officer)