Form 10QSB
period 2006-03-31
DECORIZE INC
filed 2006-05-15
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 12, 2006, there were 21,905,878 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of March 31, 2006	4

Consolidated Statements of Operations for the three and nine
months ended March 31, 2006 and March 31, 2005	6

Consolidated Statements of Changes in Stockholders’ Equity
for the nine months ended March 31, 2006 and
March 31, 2005	7

Consolidated Statements of Cash Flows for the nine months
ended March 31, 2006 and March 31, 2005	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6. Exhibits	21

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of March 31, 2006, and the related consolidated statements of operations for the three and nine-month periods and changes in stockholders’ equity and cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

May 9, 2006
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2006 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$313,524
Receivables:
Trade accounts receivable pledged to factor,
net of allowance of $80,212	1,845,267
Other	9,697

Inventory	733,475

Prepaid expenses and other	134,071

Total current assets	3,036,034

Property and equipment, net of $669,728 accumulated depreciation	211,915

Goodwill	3,258,938

Other assets	7,490

3,478,343

Total assets	$6,514,377

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
March 31, 2006 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,437,802
Accrued salaries and commissions	61,247
Other accrued expenses	242,393
Due to factor	916,573
Current portion of long-term debt	23,040
Current portion of capital lease obligations	16,399
Current portion of notes payable to related parties	1,314,059

Total current liabilities	4,011,513

Capital lease obligations, less current portion	8,734
Notes payable to related parties	1,844,460

Total liabilities	5,864,707

Preferred stock, 8% Cumulative, Convertible, Redeemable,
$.001 par value; 10,000,000 authorized; 500,000 of Series A issued and outstanding	585,148

Stockholders' equity:

Common stock, $.001 par value; 50,000,000
authorized, 21,905,878 shares issued and
outstanding	21,906

Additional paid-in capital	11,944,042

Accumulated deficit	(11,901,426)

Total stockholders' equity	64,522

Total liabilities, preferred stock and stockholders' equity	$6,514,377

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Net sales	$3,391,663	$2,863,434	$7,122,906	$8,809,435

Cost of sales	2,302,248	2,339,647	5,104,545	6,258,910

Gross profit	1,089,415	523,787	2,018,361	2,550,525

Operating expenses:
Selling, general and administrative	964,041	1,129,618	2,865,060	3,357,393
Depreciation and amortization	33,062	39,619	101,066	127,069

Total operating expenses	997,103	1,169,237	2,966,126	3,484,462

Operating income/(loss)	92,312	(645,450)	(947,765)	(933,937)

Other income (expense):
Interest income	10	378	1,497	1,808
Interest expense	(151,129)	(77,178)	(397,508)	(197,100)
Amortization of debt discount
and financing cost	(20,834)	(139,609)	(47,934)	(332,058)
Other	468	(8,862)	3,993	(6,522)

Total other income (expense)	(171,485)	(225,271)	(439,952)	(533,872)

Net loss	(79,173)	(870,721)	(1,387,717)	(1,467,809)

Add: Dividends declared on preferred stock	(9,863)	(9,863)	(30,027)	(30,027)

Loss Available to Common Stockholders	$(89,036)	$(880,584)	$(1,417,744)	$(1,497,836)

Basic and diluted loss per share	$(0.00)	$(0.07)	$(0.08)	$(0.11)

Basic and diluted weighted-average
common shares outstanding	19,008,175	13,166,735	17,163,960	13,157,647

See accompanying notes to the consolidated financial statements.

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	13,136,735	$13,137	$9,067,808	$(7,794,841)	$1,286,104

Compensatory issuance of
common stock	30,000	30	19,470	-	19,500

Dividends declared	-	-	(30,027)	-	(30,027)

Discount recorded on
stockholder note	-	-	5,000		5,000

Warrants issuable as compensation	-	-	423,000		423,000

Net loss	-	-	-	(1,467,809)	(1,467,809)

Balances, March 31, 2005	13,166,735	$13,167	$9,485,251	$(9,262,650)	$235,768

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

Exercise of common stock warrants
and options	5,864,143	5,864	1,186,487	-	1,192,351

Dividends declared	-	-	(30,027)	-	(30,027)

Net loss	-	-	-	(1,387,717)	(1,387,717)

Balances, March 31, 2006	21,905,878	$21,906	$11,944,042	$(11,901,426)	$64,522

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2006	2005

Operating Activities
Net loss	$(1,387,717)	$(1,467,809)
Items not requiring (providing) cash
Depreciation and amortization	101,066	135,226
Amortization of debt discount and financing cost
included in interest expense	47,934	332,058
Loss on disposal of equipment	-	8,307
Changes in
Trade accounts receivable	(709,397)	(1,809,621)
Due from factor	-	1,314,716
Inventories	2,734	(114,364)
Prepaid expenses and other current assets	17,770	37,410
Accounts payable	129,131	(48,630)
Accrued expenses and other	45,673	(92,107)
Net cash used in operating activities	(1,752,806)	(1,704,814)

Investing Activities
Purchase of property and equipment	(22,932)	(81,764)
Redemption of certificate of deposit	750,000	76,733
Proceeds from sales of equipment	-	3,550
Net cash provided by (used in) investing activities	727,068	(1,481)

Financing Activities
Principal payments on long-term debt	(54,875)	(109,715)
Proceeds from issuance of stockholders' notes payable	-	250,000
Net repayments under line of credit facility	(1,193,478)	-
Proceeds from issuance of common stock	942,352	-
Deferred fees associated with bank financing	-	(42,933)
Principal payments on capital lease obligations	(31,869)	(38,261)
Proceeds from issuance of short-term notes payable	716,667	-
Advances from factor, net	916,573	(980,398)
Net cash provided by financing activities	1,295,370	1,364,723

Increase (Decrease) in Cash and Cash Equivalents	269,632	(341,572)

Cash and Cash Equivalents, Beginning of Period	43,892	414,900

Cash and Cash Equivalents, End of Period	$313,524	$73,328

Cash Paid for Interest	$340,052	$156,964
Common Stock Issued to Settle Notes Payable	$250,000	-

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company" or "Decorize") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005, filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At March 31, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 7. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, for the fiscal year ended June 30, 2005 and prior years the only stock-based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after July 1, 2005, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to July 1, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net loss, as reported	$(870,721)	$(1,467,809)
Less: Stock-based employee compensation expense included in reported net loss, net of tax effects	-	-

Add: Dividends declared on preferred stock	(9,863)	(30,027)
Add: Total stock-based employee compensation expense determined under the fair value based method, net of income taxes	(34,315)	(138,355)

Pro forma net loss available to common stockholders	$(914,899)	$(1,636,191)

Net loss per share available to common stockholders
Basic - as reported	$(0.07)	$(0.11)
Basic - pro forma	$(0.07)	$(0.11)

Disclosures for the three and nine months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period. See Note 7.

2. LOSS PER SHARE

Basic earnings per share are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since all stock options, convertible notes, convertible preferred stock and warrants would be antidilutive, basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator
Net loss	$(79,173)	$(870,721)	$(1,387,717)	$(1,467,809)
Dividends declared on preferred stock	(9,863)	(9,863)	(30,027)	(30,027)
Net loss attributable to common stockholders	$(89,036)	$(880,584)	$(1,417,744)	$(1,497,836)

Denominator
Basic and diluted weighted average shares outstanding	19,008,175	13,166,735	17,163,960	13,157,647

Basic and diluted loss per share	$(0.00)	$(0.07)	$(0.08)	$(0.11)

3. INVENTORIES

Inventories as of March 31, 2006 consist of the following:

Finished Products	$706,246
Raw Materials	9,134
Work in Process	18,095
$733,475

4. DEBT

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS to the Company and its subsidiaries, Guildmaster, Inc., and Faith Walk Designs, Inc. The new agreement replaces the Master Purchase and Sale Agreement executed in August 2005. The factoring arrangements continue to provide the Company with a maximum credit facility of $2,000,000. In connection with the new facility, Decorize paid BFS a $20,000 commitment fee.

Under the Factoring Agreement, the Company submits accounts receivable to be factored by BFS, and BFS loans the Company up to 90% of the aggregate net face value of accounts receivable factored, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for factoring must be approved by BFS. Accounts are factored on a recourse basis, and BFS has the right to charge back accounts to the Company at any time. The Factoring Agreement requires the Company and its subsidiaries to grant BFS a security interest in all their accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles.

BFS charges the Company interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for factoring each month that is equal to $500,000, on average, during each calendar quarter. If the level of these accounts falls below the $500,000 minimum average requirement in any calendar month, the Company is required to pay BFS a monthly fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and the Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is twelve months and it will be automatically extended for successive periods of twelve months unless terminated by the Company during the period from 60 to 90 days prior to the end of the term. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

On October 21, 2005, the Company issued promissory notes to stockholders Quest Capital Alliance, L.L.C. ("Quest") and Nest USA, Inc. ("Nest") for $125,000 each. Both promissory notes bear interest at 10% to December 18, 2005 and at 13% per annum thereafter. These notes were repaid on March 7, 2006 and January 9, 2006, respectively.

On December 13, 2005, the Company obtained a four month revolving line of credit from Quest Capital Alliance II, L.L.C. ("Quest II"), a related party of Quest, in the amount of $500,000. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest II in the principal amount of $500,000. The note bears no interest to maturity, but accrues interest at 18% thereafter or upon default. In consideration of providing the line of credit, the Company paid Quest II a commitment fee of $33,333, which has been recorded as a discount against the face value of the note, and is being amortized to interest expense over the term of the credit line. On April 13, 2006 the outstanding principal and interest became convertible into shares of the Company’s common stock at a rate of $0.20 per share at the sole option of Quest II. The outstanding balance due under this note was converted to common shares on May 5, 2006 (See Note 6).

5. STOCKHOLDERS’ EQUITY

On January 9, 2006, Nest exercised common stock purchase warrants for 625,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $125,000. Nest had received the warrants upon the closing of a private placement of common stock on May 31, 2005, pursuant to the terms of a Securities Purchase Agreement entered into between the Company and Nest. The warrants exercised by Nest would have expired on May 31, 2007, and it still holds warrants issued in the May 2005 closing that are exercisable for 371,000 shares of common stock at a price of $0.20 per share, which also expire on May 31, 2007.

On March 7, 2006, Quest exercised common stock purchase warrants for an aggregate 1,807,143 shares of the common stock of Decorize, at a price of $0.20 per share, for a total purchase price of $361,429. Quest originally received the warrants in a private placement of common stock. The terms of the warrants were subsequently amended, and the warrants were replaced with new warrants reflecting the amended terms of such warrants, in connection with the closing of a subsequent private placement of common stock on June 15, 2005, pursuant to the terms of a Securities Purchase Agreement entered into among the Company, SRC Holdings Corporation and Quest. Upon such closing, Quest received a Warrant Certificate exercisable for 1,057,143 shares of common stock issued in the name of Quest, and a Warrant Certificate exercisable for 750,000 shares of Decorize common stock issued in the name of Quest, each dated as of June 15, 2005. With respect to the 1,807,143 warrants exercised by Quest, 1,057,134 of such warrants would have expired on June 15, 2007 and the remaining 750,000 of such warrants would have expired on June 15, 2010.

On March 14, 2006, SRC Holdings Corporation delivered notice of its exercise of common stock purchase warrants for an aggregate 1,500,000 shares of the common stock of Decorize, at a price of $0.20 per share, for a total purchase price of $300,000. SRC Holdings Corporation had received the warrants upon the closing of a private placement of Decorize common stock on June 15, 2005, pursuant to the terms of a Securities Purchase Agreement entered into among Decorize, SRC Holdings Corporation and Quest. The warrants exercised by SRC Holdings Corporation would have expired on April 11, 2010.

On March 20, 2006, Nest delivered notice of its exercise of common stock purchase warrants for 371,000 shares of the common stock at a price of $0.20 per share, for a total purchase price of $74,200. Nest had received the warrants upon the closing of a private placement of common stock on May 31, 2005. The warrants exercised by Nest USA would have expired on May 31, 2007.

6. SUBSEQUENT EVENTS

(a) New Credit Facility

On May 5, 2005, the Company entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Lender”), which provides for Lender to make a revolving credit line in the amount of up to $750,000 available to the Company (the “Credit Facility”). The Credit Facility matures on May 5, 2009, and is evidenced by a promissory note dated May 5, 2006 (the “Note”), issued by the Company to Lender. In consideration of Lender providing the Credit Facility, Decorize paid Lender a commitment fee of $30,000.

Outstanding principal that is due from time to time under the Note will bear interest at a rate that is equal to the prime rate of interest plus a margin of 5%, but the interest rate shall not be less than 10% per annum at any time. Accrued interest is payable monthly on the last day of each calendar month, beginning May 31, 2006. Any payments that are more than 5 days late shall be assessed a late fee equal to 5% of the late payment.

Subject to the provisions of the Note, Decorize can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. If a default occurs under the Note as a result of Decorize failing to pay any amount when due or any other event of default, the unpaid outstanding principal balance will thereafter accrue interest at a rate equal to 3% per annum over the interest rate that would otherwise apply, and the Lender may declare all amounts due under the Note to be due and payable immediately.

The Company’s obligations under the Credit Facility are secured by a security interest granted to Lender in the Company’s inventory. In this regard, Lender shall have an equal priority of interest in this inventory relative to the rights of SRC Holdings Corporation, which has loaned amounts to the Company under a convertible promissory note originally issued in April 2004, as most recently amended on June 15, 2005. Lender shall have a prior right in the inventory relative to the Company’s factor, Bibby Financial Services (Midwest), Inc., except for any proceeds of the collateral.

(b) Exchange of Outstanding Notes for Common Stock

On May 5, 2006, the Company also entered into agreements to convert an aggregate $900,000 that was owed to a principal stockholder and one of the Company’s executive officers into 3,333,000 shares of common stock. The Company issued 2,500,000 shares of common stock to Quest as payment in full of an existing convertible term note, in the original principal amount of $500,000, which was issued by the Company on December 13, 2005. The shares were issued at a price of $0.20 per share, which was the conversion price under the December 2005 promissory note. In addition, James K. Parsons, a director and the Executive Vice President of the Company, exchanged $400,000 in principal owed to him under an existing promissory note, which was last amended in August 2004, for 833,333 shares of common stock issued to him on May 5, 2006. The exchange was made in accordance with a stock exchange agreement entered into on May 5, 2006. As a result of the exchange, the outstanding principal amount of Mr. Parson's note was reduced to $609,468, which is reflected in an amended note issued to him at the closing.

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

The Company’s loss from operations, loss before income taxes, net loss, basic and diluted loss per share available to common stockholders were not different as a result of the adoption of SFAS 123(R) for the three and nine months ended March 31, 2006 than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as permitted by SFAS 123.

Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan (the "Plan"), which is stockholder approved, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and typically have seven-year contractual terms. All outstanding stock options were fully vested as of June 30, 2005.

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

No options were granted to employees under the plan during the three or nine month periods ended March 31, 2006 or 2005.

On May 4, 2005, the Board of Directors approved the cancellation of 805,000 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange, the Company granted 858,000 options at $0.52 per share, the fair market value on that date. The options were granted under the Plan, have a seven-year life and were fully vested and exercisable when granted. The weighted-average grant-date fair value of options granted during the year ended June 30, 2005 was $.21 per share.

A summary of option activity under the Plan as of March 31, 2006, and changes during six-month period then ended, is presented below:

	2006
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, July 1	858,000	$0.52
Granted	—	0.52
Exercised	(61,000)	0.52
Forfeited or expired	(90,000)	—

Outstanding, March 31	707,000	$0.52	6.08	$-

Exercisable, March 31	707,000	$0.52	6.08	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2006.

The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $6,000 and $6,100, respectively. The total intrinsic value of options exercised during the three and nine months ended March 31, 2005 was $0 and $0, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the nine months ended March 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, July 1, 2005	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2006	0	$0

As of March 31, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the three and nine months ended March 31, 2006, was $0 and $0, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the three and nine months ended March 31, 2006, respectively, because of the full valuation allowance established against the Company’s deferred tax assets.

The following table summarizes information about stock options under the plan outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.52	707,000	6.3 years	$0.52	707,000	$0.52

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

Results of Operations

The three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in its entirety by reference to, our financial statements and accompanying notes.

	For the three months ended March 31,
	2006		2005		Change
	$	%	$	%	$	%

Sales, net	$3,391,663		$2,863,434		$528,229
Cost of goods sold	2,302,248	67.9	2,339,647	81.7	(37,399)	(13.8)
Gross profit	1,089,415	32.1	523,787	18.3	565,628	13.8
Selling, general and
operating expenses	997,103	29.4	1,169,237	40.8	(172,134)	(11.4)
Operating income/(loss)	92,312	2.7	(645,450)	(22.5)	737,762	25.2
Total other expense	(171,485)	(5.1)	(225,271)	(7.9)	53,786	2.8
Net loss	$(79,173)	(2.4)	$(870,721)	(30.4)	$791,548	28.0

	For the nine months ended March 31,
	2006		2005		Change
	$	%	$	%	$	%

Sales, net	$7,122,906		$8,809,435		$(1,686,529)
Cost of goods sold	5,104,545	71.7	6,258,910	71.0	(1,154,365)	0.7
Gross profit	2,018,361	28.3	2,550,525	29.0	(532,164)	(0.7)
Selling, general and
operating expenses	2,966,126	41.6	3,484,462	39.6	(518,336)	2.0
Operating loss	(947,765)	(13.3)	(933,937)	(10.6)	(13,828)	(2.7)
Total other expense	(439,952)	(6.2)	(533,872)	(6.1)	93,920	(0.1)
Net loss	$(1,387,717)	(19.5)	$(1,467,809)	(16.7)	$80,092	(2.8)

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and independent retailers. Sales for the three month period ended March 31, 2006, increased $0.5 million to $3.4 million, compared to $2.9 million for the three month period ended March 31, 2005. Revenues from our large retailers and independent retailers for the current three month period were up $0.2 million and $0.3 million, respectively over the prior year period. The increase in large retailer revenue was due to three new customers’ volume representing $1.7 million increase from the prior year period offset by a reduction of $1.4 million from one existing customer.

Revenues for the nine month period ended March 31, 2006, were $7.1 million. This represents a $1.7 million decrease from the nine month period ended March 31, 2005. Revenues from our large retailers for the current nine month period were down $2.1 million. The decrease was due primarily to an existing customer’s reduced order volume as compared to the prior year period. Additionally, certain other existing customers also reduced their order volume as compared to the prior year period, and new customers’ order volume has not increased to a level sufficient to negate the difference. Although large retailer revenues dipped for the period, our revenues from specialty retailer customers grew $0.4 million or 13.1%, over the first nine months of the prior year.

Cost of Goods Sold

Cost of goods sold for the three month period ended March 31, 2006, decreased 13.8% to 67.9%, compared to 81.7% for the prior year period. During the current period we encountered a shift from lower margin orders to higher margin orders in the large retailer segment. In addition, warehousing related costs for one customer that stopped being incurred after November 2005, were approximately $0.2 million in the prior year period.

For the nine month period ended March 31, 2006, our cost of goods sold was 71.7%, a 0.7% increase from the same period in the previous year. The percentage increase for the current nine month period was primarily due to an increase in shipping and handling costs as a percentage of shipping and handling revenue from the independent retailer segment.

Operating Expenses

Operating expenses for the current year three month period decreased $0.2 million to $1.0 million, compared to $1.2 million for the same period in the prior year. Salaries and wages along with benefit related costs decreased $0.1 million due to the organizational restructuring that occurred in March 2005. Decreases in legal fees and investor relations represented the remaining $0.1 million decrease from the prior year period.

During the nine months ended March 31, 2006, operating expenses were $3.0 million, a $0.5 million drop compared to the same nine months in the prior year. However, because of the decline in revenues, operating expenses as a percent of sales increased 2.0% to 41.6%. Salaries, wages, and benefits decreased $0.2 million during the current nine month period due to the organizational restructuring that occurred in March 2005. Furthermore, decreases in advertising/market related expenses, contract labor, legal and audit fees, shipping and delivery, and depreciation represented a $0.2 million decrease from the same nine month period in the prior year.

Other Expense

Other expense for the three-month period ended March 31, 2006, consisted mostly of $172,000 of interest expense compared to $217,000 of interest expense for the three months ended March 31, 2005. Amortization for financing cost and non-cash charges relating to the discount on convertible debt and detachable warrants decreased $119,000 in the current three-month period due to the convertible debt and detachable warrants being written off in June 2005. This was offset by an increase in other interest related charges due to higher prime interest rates as well as higher interest charges and administrative fees associated with the factoring arrangements with BFS.

For the nine months ended March 31, 2006, other expense consisted mostly of $446,000 of interest expense compared to $529,000 in the nine month period of the prior year. Amortization for financing cost and the non-cash charges related to the discount on convertible debt and detachable warrants decreased $284,000 primarily due to the convertible debt and detachable warrants being written off in June 2005. This was offset by an increase in other interest related charges due to higher prime rates as well as higher interest charges and administrative fees associated with the Company’s current factoring arrangement.

Net Loss

Our net loss decreased to $0.1 million for the three-month period ended March 31, 2006, compared to a net loss of $0.9 million for the same period last year. For the nine-month period ended March 31, 2006 our net loss decreased to $1.4 million, compared to $1.5 million for the prior year period. Although revenues declined $1.7 million for the current nine-month period, our organization was able to reduce the net loss primarily due to organizational restructuring and improved cost controls.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

We had a working capital deficit of $1.0 million at March 31, 2006, compared with a deficit of $1.0 million at March 31, 2005. Cash and cash equivalents and short-term investments were $314,000 at March 31, 2006, compared to $73,000 at March 31, 2005. Cash used in operating activities during the nine-month period ended March 31, 2006, amounted to $1.8 million compared to $1.7 million for the same period in the prior year. The use of cash for the current period was attributable to the net loss of $1.4 million and a $0.7 million increase in trade receivables. The amount of cash used during the current period was reduced by a $0.2 million increase in accounts payable and accrued expenses along with $0.1 million for depreciation and the amortization of debt discount and financing cost that did not require cash.

Investing activities during the nine month period ended March 31, 2006, provided $0.7 million in cash. This was primarily due to $750,000 in proceeds from a certificate of deposit released in connection with the termination of the Bank of America line of credit facility in August 2005.

During the nine months ended March 31, 2006, our cash provided by financing activities amounted to $1.3 million. Upon entering into our factoring arrangements with BFS in August 2005, we terminated our credit facility with Bank of America and we used $1.2 million to pay off the outstanding loan balance. Cash provided by financing activities during the current period was comprised of $0.9 million in proceeds from the issuance of common stock resulting from the exercise of warrants and options, $0.7 million in proceeds from the issuance of short-term notes payable, and $0.9 million in advances from factor.

We anticipate requiring additional working capital in order to expand our business. As of March 31, 2006, our working capital deficit was $1.0 million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also borrowed from time to time from our stockholders and we may continue to do so.

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS to the Company and its subsidiaries, Guildmaster, Inc., and Faith Walk Designs, Inc. The new agreement replaces the Master Purchase and Sale Agreement entered into between the Company and BFS in August 2005. The factoring arrangements continue to provide the Company with a maximum credit facility of $2,000,000. Refer to Note 4 to the consolidated financial statements herein for further information regarding the Factoring Agreement.

For the three months ended March 31, 2006, the Company and its subsidiaries factored $2,799,946 in accounts receivable and received $2,164,736 in cash from BFS. The total administrative factoring fees were $50,145 and the interest paid on advances from the factor amounted to $41,542 for the three months ended March 31, 2006. A commitment fee of $20,000 was also paid and charged to interest expense during the nine months ended March 31, 2006.

On October 21, 2005, the Company issued promissory notes to Quest and Nest for $125,000 each. Both promissory notes bear interest at 10% to December 18, 2005 and at 13% thereafter. The proceeds were used for working capital purposes, and were repaid in the current quarter.

On November 16, 2005, SRC Holdings Corporation exercised common stock purchase warrants for 1,500,000 shares of the common stock of the Company at a price of $0.20 per share, for a total purchase price of $300,000. SRC Holdings Corporation had received the warrants upon the closing of a private placement of the Company common stock on June 15, 2005, pursuant to the terms of a Securities Purchase Agreement entered into between the Company, SRC Holdings Corporation and Quest. The warrants exercised by SRC Holdings Corporation would have expired on June 15, 2007, and it still holds warrants issued in the June 2005 closing that are exercisable for 1,500,000 shares of common stock at a price of $0.20 per share, which expire on April 11, 2010.

On December 13, 2005, the Company obtained a four month revolving line of credit from Quest II, in the amount up to $500,000. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest II in the principal amount of $500,000. In consideration of providing the line of credit, the Company paid Quest II, a commitment fee of $33,333.33. After April 13, 2006 any outstanding principal and interest become convertible into the Company’s common stock at a rate of $0.20 per share at the sole option of Quest II. The note was converted into 2,500,000 shares of common stock on May 5, 2006.

On January 9, 2006, Nest exercised common stock purchase warrants for 625,000 shares of common stock, at a price of $0.20 per share, for a total purchase price of $125,000. Nest had received the warrants upon the closing of a private placement of the Company’s common stock on May 31, 2005, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) entered into between the Company and Nest. The warrants exercised by Nest would have expired on May 31, 2007, and it still holds warrants issued in the May 2005 closing that are exercisable for 371,000 shares of common stock at a price of $0.20 per share, which also expire on May 31, 2007.

On March 7, 2006, Quest exercised common stock purchase warrants for an aggregate 1,807,143 shares of the common stock, at a price of $0.20 per share, for a total purchase price of $361,428.60. Quest originally received the warrants in private placements of the Company common stock. With respect to the 1,807,143 warrants exercised by Quest, 1,057,134 of such warrants would have expired on June 15, 2007 and the remaining 750,000 of such warrants would have expired on June 15, 2010.

On March 14, 2006, SRC Holdings Corporation delivered notice of its exercise of common stock purchase warrants for an aggregate 1,500,000 shares of the common stock, at a price of $0.20 per share, for a total purchase price of $300,000. SRC Holdings Corporation had received the warrants upon the closing of a private placement of Decorize common stock on June 15, 2005. The warrants exercised by SRC Holdings Corporation would have expired on April 11, 2010.

On March 20, 2006, Nest delivered notice of its exercise of common stock purchase warrants for 371,000 shares of the common stock of Decorize at a price of $0.20 per share, for a total purchase price of $74,200. Nest had received the warrants upon the closing of a private placement of Decorize common stock on May 31, 2005. The warrants exercised by Nest would have expired on May 31, 2007.

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

On October 3, 2005, the Company received notification from the American Stock Exchange (“AMEX”) that it does not comply with Section 1003 (a)(i) of the AMEX’s Company Guide. On December 16, 2005, AMEX accepted the Company’s plan of compliance and granted the Company until March 29, 2007 to regain compliance. Failure by the Company to make progress consistent with the plan or regain compliance could result in the Company being delisted from AMEX.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 for the reasons described below.

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

No material changes were made to internal controls over financial reporting during the current quarter.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit 10.1	Master Purchase and Sale Agreement between Decorize, Inc. and Bibby Financial Services (Midwest), Inc., executed by Decorize, Inc. on March 31, 2006

Exhibit 31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006   DECORIZE, INC.

By: /s/ Steve Crowder
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Brent Olson
Brent S. Olson
Vice President of Finance and Treasurer
(Principal Financial Officer)