Form 10KSB
period 2006-06-30
DECORIZE INC
filed 2006-09-28
CIK 1095471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-KSB

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2006.
or
☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for
the transition period from ________ to __________.

Commission File Number 001-31260
________________
Decorize, Inc.
(Exact name of registrant as specified in its charter)
________________

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

Securities registered under Section 12 (g) of the Exchange Act:

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.001 par value

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The registrant’s revenues for the fiscal year ended June 30, 2006, were $9,242,278.

As of September 1, 2006, the total aggregate market value of the 7,039,219 shares of voting and non-voting common equity held by non-affiliates of the registrant was $1,970,981, based upon a closing bid of the registrant’s common stock as reported by The American Stock Exchange on that date of $0.28 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the common stock of the registrant.

At the close of business on September 10, 2006, there were issued and outstanding 25,239,211 share of the registrant’s Common Stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006 are incorporated by reference in Part III of this Form 10-KSB.

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of this Annual Report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. DESCRIPTION OF BUSINESS

GENERAL

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings company to serve both large and small retailers in the United States, with products delivered from Asia. The Decorize business model relies on manufacturing and importing our home furnishings products direct from Asia to our retailers' sites in the United States. All of the products we sold during our most recent fiscal year were manufactured by suppliers located in Asia. Products primarily designed and marketed to the independent retailer segment are marketed under the GuildMaster brand so that we may continue to build on customer awareness of that brand. Products we design and source for the large retailer segment are exclusively marketed under the Decorize brand name.

We use our “source to business” model to serve two distinct market segments, the source to large retailer segment and the source to independent retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The independent retailer segment includes small retailers, high-end department stores, and designers or decorators, that in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the independent retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates on the ocean freight, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

During fiscal 2006, the revenue mix of the two business segments was approximately 61% from independent retailers and 39% from large retailers, which represents a change in the revenue mix over prior years. Historically, large retailers accounted for approximately 60% to 70% of the annual revenues and independent retail revenues accounted for the remaining 30% to 40%. However, during fiscal 2006, we experienced a significant shift toward the independent retail segment as a result of our focus of additional resources on the independent retailer segment as well as a soft sales year for large retailer accounts. Management currently expects the revenue mix between the business segments to become more balanced over the next fiscal year. Nevertheless, we cannot predict with certainty whether or how our business mix will change in the future.

Decorize

We source our products from a network of manufacturing partners in Asia, principally China, Indonesia, India and the Philippines. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our large retailer customers in the United States. We are able to pass on lower prices to large retailers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third-party. The products sourced to be moved through our specialty retailers channel are shipped from Asia directly to our fulfillment center in Springfield, Missouri. Decorize has two wholly-owned domestic subsidiaries, GuildMaster and Faith Walk, and two wholly-owned foreign subsidiaries, WestWay Enterprises and P.T. Niaga Merapi.

GuildMaster

GuildMaster is our wholly-owned domestic subsidiary, which we acquired in June of 2001. GuildMaster was founded in 1981 and is well recognized in the industry for its design uniqueness. From its beginning, the GuildMaster brand has predominantly focused on custom, high-end, home accent products. We have leveraged the GuildMaster name to market and brand the products we sell through our specialty retailer channel.

Faith Walk

Faith Walk Designs is our wholly-owned domestic subsidiary, founded by J. Michael Sandel and his spouse that we acquired in July 2001. Prior to this acquisition, Faith Walk sourced its products in unpainted form from domestic suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our business model, all former Faith Walk branded designs are manufactured entirely by our suppliers in Asia and are marketed under the GuildMaster brand name.

WestWay Enterprises, Ltd.

WestWay Enterprises, Ltd., our wholly-owned foreign subsidiary located in Shenzhen, China, was created in July 2003. The formation of this subsidiary was required because of local regulations affecting our ability to employ personnel locally. WestWay employs approximately twelve personnel, who primarily manage quality control and quality assurance for product manufactured by suppliers within the country of China.

P.T. Niaga Merapi

In October 2003, we created P.T. Niaga Merapi, a wholly-owned foreign subsidiary with offices located near Yogyakarta, Indonesia. We initially created this foreign subsidiary to comply with local regulations and requirements for Decorize to employ local residents whose primary purpose was to be responsible for quality control and assurance within the country of Indonesia, where a substantial amount of our GuildMaster products are manufactured. In April 2004, to further improve our product quality, we acquired a facility to conduct light manufacturing, final assembly, and finishing operations. This operation allows us to consistently provide a more unique and higher quality product than previously available from third party manufacturers within the country. In addition, through this new finishing facility, we are able to better package our finished products for shipping, thus reducing the amount of losses incurred during the transportation process, due to faulty or inadequate packaging.

Business Strategy

Our objective in evaluating and designing our business model is to enable our company to surpass competitors in our industry on product value, item uniqueness, selection and delivery options of imported home furnishings products by improving our use of information technology, logistics processes and our direct sourcing business model. We believe our customers focus on these factors when choosing a home furnishings supplier, and if we can exceed the offerings of our competitors, we will increase our market share at the cost of our competitors.

Our "source to business" model for the large retailers, eliminates several layers of handling and warehousing by importers and distribution centers. Products are sourced in Asia and shipped directly to retailers in the United States. We believe that a majority of our industry competitors ship product through several levels of warehouse facilities, which we estimate would increase the cost of our products by up to 15%.

The business model for our independent retailer customers leverages our unique design and foreign production capabilities. Our manufacturing facility in Indonesia allows us to maintain a higher level of product quality than previously found from manufacturers within that country. In addition to product quality, our facility also allows us to insure the quality and adequacy of the product packaging, thus reducing returns due to freight damage and increasing customer satisfaction.

We have developed support systems for manufacturing of our products in Asia, which provide product development support and quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of our business model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. This model enables us to provide high-volume, high quality proprietary products to large retailers at attractive prices and offers independent retailers access to a broad range of accessories and accent furniture that was previously not available to them.

Our support systems consist primarily of quality control personnel who oversee the manufacturing done by our suppliers throughout Asia. Our overseas employees are an integral part of the direct shipping method that we prefer. The oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team is integral to our business model’s success. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and product procurement of items that are available in Asia that would not likely have become part of our product offerings without our overseas staff. Currently, our company employs approximately 297 persons overseas, and we may increase that number to suit our level of production and design. The focus will continue to be on quality control, regarding items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

We are expanding our product sourcing, development and warehousing operations in Asia to support the increasing volumes of product sourced there under our business model. At the same time, we are continuing to build our sales and distribution channels in the United States in order to improve our ability to present our products and services to a growing customer base.

To improve our operational effectiveness, we continue to develop new and existing technological solutions. These solutions provide us the information we need to closely work with suppliers to improve our supply chain. In addition, we utilize technology to track customer orders, production status and deliveries so we may meet demanding customer expectations. We will continue to seek upgrades in our technological infrastructure that improve operating efficiencies, improve customer service capabilities and improve quality and cost control in our operations.

Although we are currently focusing our efforts on limited categories and products that are most productive for us, our long-term strategy includes the acquisition or in-house development of additional product categories that will enable us to offer a broad line of accessories, accent furniture, and related categories. Potential product categories into which we may expand our product offerings include specialty lighting, gifts, institutional furnishings, ironwork and florals, which are product areas in which we are not currently well-represented. We also intend to develop our current staff and management and operational infrastructure in order to pursue marketing opportunities that we have identified in new product areas in customer markets that we are not currently pursuing. In that regard, we intend for our overseas support systems to increasingly be responsible for developing new product offerings by researching items that may be available in the overseas market for which they are responsible. We expect that we will need to raise additional external funds to implement our growth strategy in a timely fashion. To that end, we expect to evaluate various financing opportunities in private or public markets and will arrange financing when appropriate terms are available.

Merchandise; Research and Development

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

Our product offerings are now marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by the particular brand’s customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their retail consumers through their brick and mortar store locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to consumers that shop at their brick and mortar store locations. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add, and drop products based upon the demand in the marketplace.

Utilizing technology, we have assembled a world wide focus group of over 100 designers, sales professionals, and retailers to participate in the semi-annual selection process of new products. We plan to increase the size of the focus group to over 1000 in the near future which we believe will give us a competitive advantage as we select new product designs for introduction to the marketplace. Furthermore, as we introduce leading edge design to the early adopters in the independent retail channel and collect market data we are able to take the ‘best’ sellers or variants thereof to the large retail segment.

Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining quality merchandise in adequate volumes and at suitable prices.

Suppliers

We have developed a network of more than 100 supply partners in China, the Philippines, Indonesia and India that manufacture most of the products we sell to our customers. For the year ended June 30, 2006, Decorize's top ten vendors accounted for approximately 74% of our total purchases. The largest supplier accounted for approximately 28% of those purchases. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other’s needs and requirements. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements. As our supply partners become more familiar with Decorize’s business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and increasing our reliance on particular supply partners for meeting our overseas manufacturing needs. However, we believe that none of our suppliers are material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both Asia and other parts of the world. We currently estimate that the largest of those suppliers will represent less than 30% of our product purchases during any fiscal year.

The raw materials used by our suppliers, such as wood products, metal, glass and ceramics are readily available in many places throughout the world. Because of the availability of replacement raw materials, we do not anticipate any significant difficulties in obtaining suitable raw materials for the manufacture of our products, even if there is a shortage of those materials in any particular country or region in which our suppliers are located.

The relationship with our logistics companies provides us with state-of-the-art staging and warehousing facilities in the countries from which we source products. However, if necessary, we have alternative sources for those staging and warehousing services.

Customers

The current customer base for our brands includes approximately twelve large retailers and more than a thousand small retailers, designers and decorators. During the year ended June 30, 2006, our customer revenues were approximately $9.2 million. Although our top five customers in the past year accounted for approximately 41% of our revenues, our business plan for growing our business is expected to result in greater revenue diversification. During fiscal 2006, our top five customers from the standpoint of revenues were, La-Z-Boy, Broyhill, Stein Mart, Bombay, and Neiman Marcus. Our purchase orders with our customers are completed on a purchase-by-purchase basis. As such, we have not entered into any long-term purchase agreements with any customers, nor do we have any formal volume commitments with any of them.

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

Foreign Market Risks

As an importer of manufactured products from several countries in the Pacific Rim, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. This perception arises because most of our products are manufactured in China, as evidenced by the fact that during fiscal 2006, approximately 48% of the products manufactured by our third party suppliers were manufactured in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade Organization should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

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

Warehousing and Distribution

Our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required is critical to our success. The greater part of the products we sell are to large retailers. Since the products for these customers are shipped directly from our manufacturers in Asia to our customers’ stores or distribution centers, we do not carry any inventory related costs. The products we sell to the independent retailer market are shipped from Asia direct and through the fulfillment center in Springfield, Missouri. From our fulfillment center, goods are then shipped to our customers via common and contract carriers throughout the United States and Canada. Quick and efficient distribution is required to meet customer needs, and we are continually pursuing improvements in our delivery process.

Our ability to track orders and merchandise delivery in a detailed and timely manner is an essential requirement for us to eliminate excess warehouse and retail capacity under our direct ship model. In response to this need for detailed order information, Decorize developed a tracking system with our logistics provider which utilizes computer and internet technology to track the transport and storage of our goods down to the SKU level. The logistics technology we use lets us know in real time where our merchandise is at all times and when those products will be delivered to our customers. We can also track costs in the same detailed and timely fashion using this technology. Since we first began developing our direct ship model, we have consistently sought the services of those logistics providers which have the capabilities to make the technology available to us, since the ability to track our orders, merchandise and costs is such a significant benefit to that shipping model. Decorize has no intellectual property rights in the tracking process or the technology used in the tracking process; however, we believe that there are a significant number of other logistics suppliers that would be able to provide the same technology and, with our assistance, duplicate the tracking process that we currently use.

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

In addition, we have common law rights to the use of “decorize.com” and “The World’s Décor….Right to your Store”; however, we have not chosen to complete an application for registration of those marks at this time.

Employees

As of June 30, 2006, our company and its subsidiaries employed 324 persons on a full time basis, including 297 in Asia. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

RISK FACTORS

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2000. The acquisitions of our two operating subsidiaries were completed in June and July of 2001. Even though GuildMaster and Faith Walk Designs operated independently for some time, we have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations. Furthermore, the opportunity for significant sales growth in the large retail segment could dramatically impact our financial performance. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have incurred losses historically, and we may not be able to attain or maintain profitability in the future.

We incurred a net loss of $2.3 million for the fiscal year ended June 30, 2006, which was a decrease of 12% from the $2.6 million loss in fiscal 2005. Although our margins improved substantially during 2005 and were maintained in 2006, we have not achieved profitability. We cannot assure you that our operating losses will decline, even if our sales increase dramatically. We will need to generate greater revenues and maintain or improve our operating margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

Our customer mix currently consists of approximately twelve large retailers and more than two thousand independent retailers, department stores, designers and decorators. We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2006 accounted for approximately 41% of our revenues, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume or at all.

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

As of June 30, 2006, our total number of employees was 324, including 297 employees in Asia. During our initial periods of operation as a combined entity, we experienced a high rate of sales growth, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders and product quality issues. The decline in revenues for the current fiscal year is to some degree a result of our previous demand exceeding our infrastructural capacity. We addressed those capacity issues by hiring additional personnel and upgrading our technology infrastructure, and we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers’ needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We face substantial competition from numerous sources, many of which have access to greater resources.

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

The current members of our Board of Directors beneficially own, in the aggregate, approximately 45.9% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matter submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the board of directors would be able to obtain the number of votes necessary to overrule the board.

Because we do not manufacture our products in the United States, a disruption in the delivery of imported products may have a greater effect on us than on our competitors.

We import products that we have manufactured, purchased or had manufactured for us overseas. Merchandise imported directly from these overseas manufacturers currently accounts for all of our total purchases. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and warehouse products in the United States. Deliveries of our products may be disrupted through factors such as:

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

Currently, the products we buy abroad are priced in United States dollars, so we are not directly affected by changes in foreign exchange rates. If we are required to pay for goods in foreign currencies in the future, we would be affected by fluctuating currency exchange rates. In that event, we would attempt to enter into foreign currency exchange contracts with major financial institutions to hedge the overseas purchase transactions and limit our exposure to those fluctuations. If we were not able to successfully protect ourselves against those currency rate fluctuations, then our profits on the products subject to those fluctuations would also fluctuate and could cause us to be less profitable or incur losses, even if our business is doing well.

We may need to substantially increase our marketing efforts in order to grow our business, which is expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model, and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2006, marketing and advertising expenses were approximately $303,000, which is 7.3% of our operational expenses for that year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline.

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

Item 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are based in a single leased building of approximately 9,600 square feet located in Springfield, Missouri. The rent for this space is $3,766 per month and the facilities are in good condition. The current term of the lease for our corporate headquarters ends in April 2007, and we have options to annually renew the lease until April 2008. We anticipate that if additional space is required within the next 12 months for our headquarters, then such space will be available in the Springfield area on a reasonable commercial basis.

We lease and operate a 41,250 square foot fulfillment center located in Springfield, Missouri. The lease agreement currently provides for a monthly rent payment of $9,860. The lease on the building terminates on November 30, 2006, and the lease provides for options to renew the lease for two additional five-year periods. The Springfield facility is in good condition, and we believe the space is adequate for our operations in the foreseeable future. We are looking at alternatives to this facility in the Springfield area. If we don’t find a suitable alternative, we believe we can lease the current facility at rates comparable to the previous lease.

We also lease additional design studio and office space of approximately 1,950 square feet located in Houston, Texas. We continue to lease this facility on a month to month basis.

We lease and operate our own showroom of approximately 8,951 square feet located in High Point, North Carolina. The High Point showroom lease terminates on October 31, 2009. The rent for the period ending October 31, 2008 is $9,866.30 per month, and from November 1, 2008 to October 31, 2009 is $10,162.00 per month. We have an option to renew the lease for one five-year period.

Pursuant to agreements with independent sales representative groups, we lease varying amounts of floor space at eight regional showrooms throughout the United States. The monthly rental payments vary between $500 and $2,440.

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

Item 3. LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of and are incidental to the business. In the opinion of management, the amount of ultimate liability with respect to these actions, individually or in the aggregate, will not materially affect our consolidated results of operations or our financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2006.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our common stock are traded on The American Stock Exchange under the symbol “DCZ”. The following table summarizes the highest and lowest reported sales price per share for all fiscal quarters of 2006 and 2005.

	High	Low
Fourth Quarter 2006	$0.51	$0.23
Third Quarter 2006	0.62	0.32
Second Quarter 2006	0.81	0.46
First Quarter 2006	0.79	0.45
Fourth Quarter 2005	0.75	0.45
Third Quarter 2005	0.82	0.40
Second Quarter 2005	0.85	0.51
First Quarter 2005	0.85	0.50

We had approximately 636 beneficial owners of our common stock, 89 of which were holders of record, as of September 19, 2006.

We have not paid cash dividends on our common stock since our inception. The board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

The following table summarizes as of June 30, 2006, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	708,500	0.56	2,291,500
Equity compensation plans not approved by security holders	-	-	-
Total	708,500	0.56	2,291500

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

Goodwill - Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. As of June 30, 2006, Decorize did not identify or record any impairment.

Revenue Recognition - We recognize revenue when the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is generally considered to have occurred upon receipt of the products by the customer.

Allowances for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We perform ongoing credit evaluation of our customers’ financial condition. If the financial condition of our customers were to deteriorate, which resulted in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

Stock Options - Prior to July 1, 2005, we accounted for our stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We used the intrinsic value-based method for measuring stock-based compensation cost with required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-based Compensation.

Effective July 1, 2005, Decorize adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. We applied the modified prospective method of application. Accordingly, after July 1, 2005, Decorize began expensing the fair value of stock options granted, modified, repurchased or cancelled.

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

Fiscal Years Ended June 30, 2006 and 2005

	2006		2005		Change
Sales (net)	$9,242,278	100.0%	$10,800,288	100.0%	$(1,558,010)
Cost of sales	6,744,131	73.0%	7,890,280	73.1%	(2,480,844)	(0.1)%
Gross profit	2,498,147	27.0%	2,910,008	26.9%	(1,224,276)	0.1%
Operating expenses	4,110,090	44.5%	4,422,774	41.0%	(312,684)	3.5%
Operating loss	(1,611,943)	(17.4)%	(1,512,766)	(14.0)%	(99,177)	(3.4)%
Total other expense	629,795	6.8%	1,106,102	10.2%	476,307	3.4%
Net loss	$(2,241,738)	(24.3)%	$(2,618,868)	(24.2)%	$375,130	(0.1)%

Sales

Our sales are derived primarily from the sale of home furnishing and home décor products to large and specialty retailers. Sales for fiscal 2006 decreased $1.6 million or 14.4% to $9.2 million compared to $10.8 million for fiscal 2005. Although total revenues were down for fiscal 2006, reflecting a decrease in revenues derived from large retail customers, revenues from our independent retail customers increased over the previous year by $1.2 million or 26.5%. We believe our revenue growth from the independent retailer group is the result of a continued focus on sales efforts and constant improvements to our product selection. Returns and allowances from both large and small retail customers increased to 6.8% of gross revenues for fiscal 2006 compared to returns and allowances of 5.5% on gross revenues for fiscal 2005. The increase can be directly attributed to quality issues on proprietary product for large retailers. Returns and allowances for independent retailers decreased to 6.0% as a percentage of revenues for fiscal 2006 compared to 7.4% for fiscal 2005. The decrease in revenues from fiscal 2005 to fiscal 2006 was wholly due to a reduced level of sales to our large retail customers. The sales cycle for the large retail sector is significantly longer than for the independent retail customer. We believe that we have presented our product and services to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to current retail customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations.

Our company has existed in its present form only since July 2001, and, accordingly, we do not have an extensive history of sales information as a combined entity. In the past, approximately 55% of our sales came during the first two quarters of our fiscal year and the remaining 45% shipped in the second half of the year. For fiscal 2006, only 40% of our sales shipped in the first two quarters, while nearly 60% was shipped during quarters three and four. The reason for this shift was due to the soft revenues from our large retailers during the first half of fiscal 2006. Furthermore, during the second half of our fiscal year shipments to independent retailers increased significantly and we began to experience an upswing in shipments to large retail customers as well. We do believe that generally, there is a slight increase in sales for the quarters ending September 30 and December 31, compared to the two following quarters, due to the buying patterns of large retailers in preparation for the holiday months. However, this slight seasonal pattern can easily be negated by revenue growth or retraction as was the case during fiscal 2006.

Cost of Sales

The cost of sales for fiscal 2006 decreased slightly as a percentage of sales to 73.0% compared to 73.1% for fiscal 2005. We believe that the percentage decrease in costs for fiscal 2006 compared to the prior year was the result of management’s concerted efforts to run efficient manufacturing facilities in Asia and successful vendor negotiations. In addition, we eliminated slow moving product offerings and improved our designs, providing faster inventory turnover and fewer markdowns on aging inventory.

Although we have improved and further strive to improve our operating margins, pricing in our industry is very competitive. We must focus on selling more goods to more customers at very competitive prices in order to increase our revenues. Greater sales volumes, especially from large retailers, may come at the expense of some gross margin.

Operating Expenses

During fiscal 2006, our operating expenses decreased by $0.3 million to $4.1 million, compared to $4.4 million for fiscal year 2005. The dollar decrease in operating expenses for fiscal 2006 was due to the net effect of decreases in certain expenses partially offset by increases in others. The increases were predominantly related to the $0.1 million of increased selling costs associated with the growth in sales to the independent retail sector. We reduced payroll, payroll taxes and benefits by approximately $0.3 million during fiscal 2006. Furthermore, reductions in professional fees, shipping and delivery expense and depreciation accounted for another $0.1 million. As a percentage of sales, our operating expenses increased to 44.5% of sales for fiscal 2006, up 3.5% from fiscal 2005, primarily as a result of the decrease in sales.

Other Expense

Other expense for fiscal 2006 decreased to $0.6 million compared to $1.1 million for fiscal 2005. The decrease during fiscal 2006 was primarily due to a $0.8 million non-cash charge related to the amortization of debt discount and financing costs for fiscal year 2005, as compared to less than $0.1 million for fiscal year 2006. However, due to the move from a more traditional bank line of credit to a factoring facility and the rise in interest rates throughout the year, actual interest expense increased $0.3 million compared to fiscal 2005.

Net Loss

Loss from operations was $1.6 million in fiscal year 2006, a $0.1 million increase over fiscal 2005. The slight increase in the loss from operations was a direct result of the decrease in sales.

We recorded a net loss of $2.2 million in fiscal 2006, as compared to a loss of $2.6 million in fiscal 2005. Non-cash charges accounted for a significant portion of our loss in fiscal year 2005. In fiscal years 2006 and 2005, expenses of $0.1 million and $0.8 million, respectively, were recorded for the amortization of debt discount and financing costs.

Basic and diluted loss per share decreased $0.08 per share to $0.12 per share for fiscal 2006, compared to $0.20 per share in fiscal 2005.

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

Liquidity and Capital Resources

We had working capital of approximately $(0.8) million at June 30, 2006, compared with $(0.9) million at June 30, 2005. Cash and cash equivalents and short-term investments were $0.1 million at June 30, 2006, compared to $0.8 million at June 30, 2005. Cash used in operating activities increased from $1.0 million in fiscal year 2005 to $2.3 million in fiscal year 2006. The principal operating uses of cash during fiscal year 2006 were attributable to the net loss of $2.2 million, and a $0.4 million increase in receivables. Inventories and prepaid expenses consumed an additional $0.1 million. The amount of cash used during the current fiscal year was reduced by a $0.2 million increase in payables and accrued expenses. Furthermore, $0.2 million in depreciation and the amortization of financing costs did not require cash.

Investing activities during the year ended June 30, 2006, provided $0.7 million in cash. This amount related primarily to the liquidation of a $750,000 depository account at Bank of America. In addition, the acquisition of computer equipment and improvements in our technological infrastructure consumed approximately $50,000.

During the year ended June 30, 2006, net cash provided from financing activities were $1.7 million. We raised $0.9 million from the issuance of common stock and $1.2 million from short term notes payable. Our credit facility with Bibby Financial Services (Midwest), Inc. (“BFS”) provided an additional $0.9 million. Upon entering into our credit facility with BFS, we terminated our line of credit with Bank of America and used $1.2 million to pay off the outstanding loan balance. We also disbursed $0.1 million for principal payments on long-term debt and capital lease obligations.

Factoring and Credit Arrangements

On March 31, 2006, Decorize and BFS entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS to Decorize and its subsidiaries, Guildmaster, Inc., and Faith Walk Designs, Inc. The new agreement replaces the Master Purchase and Sale Agreement entered into between Decorize and BFS in August 2005. The factoring arrangements continue to provide Decorize with a maximum credit facility of $2,000,000.

Under the Factoring Agreement, Decorize submits accounts receivable to be purchased by BFS, and BFS pays Decorize up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by BFS. Accounts are purchased on a recourse basis, and BFS has the right to charge back accounts purchased from Decorize at any time. The Factoring Agreement requires Decorize and its subsidiaries to grant BFS a first lien security interest in all their accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles.

BFS charges Decorize interest on amounts advanced to Decorize under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge Decorize an additional 0.5% discount for accounts from that specific account debtor.

The Factoring Agreement requires Decorize to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, Decorize is required to pay BFS a monthly purchase fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and Decorize shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is twelve months and will be automatically extended for successive periods of twelve months unless terminated by Decorize more than 60 but less than 90 days prior to the end of the term. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to Decorize. If Decorize terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, Decorize will pay a termination fee equal to $10,000 for each month remaining during the term.

Decorize believes that the factoring arrangements will enhance its working capital situation. It is possible, however, that Decorize will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis.

On May 5, 2006, Decorize entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Quest Commercial”), which provides for Quest Commercial to make a revolving credit line in the amount of up to $750,000 available to Decorize (the “Credit Facility”). The Credit Facility matures on May 5, 2009, and is evidenced by a promissory note dated May 5, 2006, issued by Decorize to Quest Commercial. In consideration of Quest Commercial providing the Credit Facility, Decorize paid Quest Commercial a commitment fee of $30,000. Outstanding principal that is due from time to time will bear interest at a rate that is equal to the prime rate of interest plus a margin of 5%, but the interest rate shall not be less than 10% per annum at any time. Accrued interest is payable monthly on the last day of each calendar month, beginning May 31, 2006. Any payments that are more than 5 days late shall be assessed a late fee equal to 5% of the late payment.

Subject to the provisions of the related promissory note, Decorize can borrow, repay and reborrow principal under the Credit Facility from time to time during its term. If a default occurs under this promissory note as a result of Decorize failing to pay any amount when due or any other event of default, the unpaid outstanding principal balance will thereafter accrue interest at a rate equal to 3% per annum over the interest rate that would otherwise apply, and Quest Commercial may declare all amounts due under the Credit Facility to be due and payable immediately.

Decorize’s obligations under the Credit Facility are secured by a security interest granted to Quest Commercial in Decorize’s inventory. In this regard, Quest Commercial shall have an equal priority of interest in this inventory relative to the rights of SRC Holdings Corporation (“SRC”), which has loaned amounts to the Company under a convertible promissory note originally issued in April 2004, as most recently amended on June 15, 2005. Quest Commercial shall have a prior right in the inventory relative to Decorize’s factor, BFS, except for any proceeds of the collateral.

As of June 30, 2006, our working capital was approximately $(0.8) million. Decorize believes that the factoring arrangements will enhance its working capital situation and increase the likelihood that it may expand its current operations in Asia. However, we first require cash to fund the purchase and manufacturing of products for shipment to customers. It is possible that Decorize will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Subsequent Events

On September 11, 2006, Decorize issued a promissory note (the “Promissory Note”), payable to the order of Quest Capital Alliance II, L.L.C. (the “Quest Capital II”), in the original principal amount of $750,000. Quest Capital II charged a $41,250 origination fee in connection with the loan, and discounted the principal amount funded to Decorize under the Promissory Note by the amount of the origination fee. Stephen W. Fox, who is the general manager of Quest Capital II, is also a director of Decorize.

Interest on the outstanding principal under the Promissory Note accrues commencing on January 9, 2007, at a rate of (i) eighteen percent (18%) per annum, if the Promissory Note is paid in full during the period commencing January 9, 2007 and ending on February 12, 2007, or (ii) twenty-one percent (21%) per annum, if the Promissory Note is paid in full during the period commencing on February 13, 2007 and ending on March 15, 2007. The Promissory Note matures, and all outstanding principal and accrued interest is due and payable in full, on the earliest of (i) the date Decorize has delivered invoices to customers related to certain Decorize purchase orders identified by Decorize and Quest Capital II, or (ii) March 15, 2007. The default interest rate is equal to twenty-one percent (21%) per annum.

The Promissory Note is secured by a security interest in Decorize’s inventory and proceeds from inventory pursuant to the terms and conditions of a Commercial Security Agreement (the “Security Agreement”) entered into between Decorize and Quest Capital II on September 11, 2006. The Security Agreement provides that upon an event of default, Quest Capital II may accelerate the indebtedness owed under the Promissory Note, assemble and sell the collateral, have a receiver appointed to take possession of any or all of the collateral, collect remedies, obtain a deficiency judgment, and exercise all other rights and remedies available to Quest Capital II.

On August 17, 2006, Decorize issued a three-month promissory note, payable to the order of Quest Capital II, in the original principal amount of $75,000. The maturity date for the Promissory Note is November 17, 2006. Outstanding principal due under the Promissory Note and shall accrue interest until the date of maturity at a rate equal to 13.25% per annum. In consideration of Quest Capital II providing the Promissory Note, Decorize paid Quest Capital II a loan fee of $250. If a default occurs under the Promissory Note as a result of Decorize’s failure to pay any amount when due or because of any other event of default, the unpaid outstanding principal balance will thereafter accrue interest at a rate equal to 16.25% per annum, and Quest Capital II may declare the Promissory Note to be due and payable immediately.

Note Payable

On December 13, 2005, Decorize obtained a four-month $500,000 revolving line of credit. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest Capital II in the principal amount of $500,000. In consideration of providing the line of credit, Decorize paid Quest Capital II a commitment fee of $33,333.33. After April 13, 2006, any outstanding principal and interest become convertible into the Company’s common stock at a rate of $0.20 per share at the sole option of Quest Capital II. The note was converted into 2,500,000 shares of common stock on May 5, 2006.

On October 21, 2005, Decorize issued promissory notes to Quest Capital Alliance, L.L.C. (“Quest”) and Nest USA, Inc. (“Nest USA”) for $125,000 each. Both promissory notes bore interest at 10% to December 18, 2005 and at 13% thereafter. The proceeds were used for working capital purposes, and were repaid on March 7, and January 9, 2006, respectively.

On October 5, 2004, Decorize borrowed $250,000 from SRC which was used for working capital purposes. The $250,000 was in addition to $500,000 which we had borrowed from SRC in May 2004 pursuant to a promissory note. We issued a new demand note to SRC in the aggregate amount of $750,000 in substitution for the promissory note previously issued. The note bears interest at a rate of prime plus 0.5%, and requires monthly payments of interest. All amounts outstanding under the note are payable upon demand from SRC. In consideration of SRC’s additional loan, we issued warrants to SRC exersicable for 250,000 shares of common stock, which had an initial exercise price equal to $1.40 per share and an estimated aggregate fair value of $5,000 on October 5, 2004. The warrants expire ratably on September 30, 2007, 2008 and 2009.

Private Placements

On May 5, 2006, the Company entered into agreements to convert an aggregate $900,000 that was owed to a principal stockholder and one of the Company’s executive officers into 3,333,000 shares of common stock. The Company issued 2,500,000 shares of common stock to Quest as payment in full of an existing convertible term note, in the original principal amount of $500,000, which was issued by the Company on December 13, 2005. The shares were issued at a price of $0.20 per share, which was the conversion price under the December 2005 promissory note. In addition, James K. Parsons, a director and the Executive Vice President of the Company, exchanged $400,000 in principal owed to him under an existing promissory note, which was last amended in August 2004, for 833,333 shares of common stock issued to him on May 5, 2006. The exchange was made in accordance with a stock exchange agreement entered into on May 5, 2006. As a result of the exchange, the outstanding principal amount of Mr. Parson's note was reduced to $609,468, which is reflected in an amended note issued to him at the closing.

During the fiscal year ended June 30, 2006, we received an aggregate $1,160,629 upon the exercise of outstanding warrants held by certain of our stockholders. Nest USA exercised warrants for an aggregate 996,000 shares of common stock at an aggregate price of $199,200, or $0.20 per share; SRC exercised warrants for an aggregate 3,000,000 shares of common stock at an aggregate price of $600,000, or $0.20 per share; and Quest exercised warrants for an aggregate 1,807,143 shares of common stock at an aggregate price of $361,429, or $0.20 per share.

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

On May 31, 2005, we completed the private placement of 1,000,000 shares of our common stock to Nest USA pursuant to the terms of a Securities Purchase Agreement entered into between Decorize and Nest USA on that same date. Under the terms of the agreement, Decorize agreed to issue the shares and to amend certain outstanding warrants held by Nest USA, which are exercisable for an aggregate 996,000 shares of common stock, in order to reduce the exercise price of the amended warrants to $0.20 per share and extend the period during which the amended warrants are exercisable. We used the private placement proceeds for general corporate purposes. The total purchase price for the shares and the amended warrants was $400,000.

In each of the private placements, the investors represented that they were “accredited investors” for purposes of the Securities Act, and indicated that they were acquiring the shares for investment and not with a view to distribution. We provided each investor with appropriate financial and operating information. Each of the investors was an existing stockholder of Decorize. Accordingly, we believe this offering was made in compliance with the “safe harbor” requirements of Rule 506 under Regulation D of the Securities Act, which we have relied upon in taking the position that the private placements were exempt from registration under the Securities Act.

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a new bank line of credit (see Note 4 to the consolidated financial statements) on January 12, 2005, Decorize entered into a letter agreement with SRC and Quest (the “Letter Agreement”), which requires Decorize to (i) issue warrants exercisable for shares of Decorize’s common stock to SRC and Quest, (ii) reduce the exercise and conversion prices of outstanding warrants and securities held by SRC and Quest, (iii) amend an existing promissory note payable by Decorize to SRC to permit the note to be converted into common stock, (iv) obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of Decorize, with SRC, Quest and Decorize as the beneficiaries under those policies, (v) agree to register under the Securities Act of 1933, as amended, (the “Securities Act”), all common stock issued to SRC and Quest, including but not limited to the common stock issued pursuant to the Letter Agreement, and (vi) agree to further reduce the exercise and conversion prices of the warrants and securities convertible into common stock, if any amount is paid to Bank of America, N.A. by SRC or Quest under the Guarantee or if the Guarantee is required to extend past June 30, 2006.

Under the terms of the Letter Agreement, Decorize agreed to issue warrants to SRC to acquire 1,500,000 shares of Decorize’s common stock, and warrants to Quest to acquire 750,000 shares of common stock (the “New Warrants”). The New Warrants have an initial exercise price of $0.40 per share and are exercisable for five years from the date of the Letter Agreement. Decorize also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that are exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively (the “Existing Warrants”), to $0.40 per share. The exercise period of the Existing Warrants will be reduced such that 50% will expire six months from the date of issuance and the remaining 50% shall expire one year from the date of issuance. Decorize also reduced the applicable conversion price of all outstanding shares of its Series A Cumulative Convertible Preferred Stock, $.001 par value (the “Series A Preferred”), to a conversion price of $0.40 per share. Decorize also agreed to issue to SRC, a second amended and restated promissory note in the principal amount of $750,000 (the “Amended Note”), in replacement of a first amended and restated promissory note in the same principal amount, which was issued on September 30, 2004. Amounts outstanding under the Amended Note are convertible into shares of common stock at an initial conversion price of $0.40. Interest is due monthly on the first day of each calendar month commencing on February 1, 2005. The outstanding principal amount of the Amended Note is due upon SRC’s demand. The Amended Note bears interest at a rate equal to the prime rate plus one-half percent.

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

Total Contractual Cash and Other Obligations

The following table summarizes our long-term debt, capital lease obligations, and operating lease obligations as of June 30, 2006.

	Total	Less than 1 Year	1-3 Years	4 - 5 Years	After 5 Years
Aggregate amount of principal to be paid on the outstanding long-term debt	436,015	6,015	430,000	-	-
Principal payments due on notes payable to stockholders	2,440,194	830,726	1,609,428	-	-
Future minimum lease payments under capital leases	27,674	18,913	8,766	-	-
Future minimum lease payments under noncancelable operating leases	481,057	163,588	317,469	-	-
Totals	3,384,945	1,019,242	2,356,703	-	-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7. FINANCIAL STATEMENTS

DECORIZE, INC.
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri
August 10, 2006, except for Note 12, as to which the
date is September 11, 2006

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2006 and 2005

Assets

	2006	2005

Current Assets
Cash and cash equivalents	$102,337	$43,892

Certificate of deposit	—	750,000

Receivables
Trade accounts receivable, net of allowance 2006 - $250,000, 2005 - $60,066	1,494,103	1,139,018
Other	11,146	6,549

Inventories	822,285	736,209

Prepaid expenses and other	212,342	113,157

Total current assets	2,642,213	2,788,825

Property and equipment, net of accumulated depreciation 2006 - $730,132, 2005 - $601,725	207,328	328,733

Goodwill	3,258,938	3,258,938

Other	35,824	30,424

	3,502,090	3,618,095

	$6,144,303	$6,406,920

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2006 and 2005

Liabilities and Stockholders’ Equity

	2006	2005

Current Liabilities
Accounts payable	$1,450,925	$1,308,671
Accrued salaries and commissions	44,457	30,778
Other accrued expenses	130,303	227,187
Due to factor	921,506	—
Revolving line of credit	—	1,193,478
Current portion of capital lease obligations	16,741	31,749
Current portion of long-term debt	6,015	34,184
Current portion of stockholders’ notes	830,726	860,064

Total current liabilities	3,400,673	3,686,111

Capital Lease Obligations, Less Current Portion	8,514	25,251

Long-term Debt, Less Current Portion	430,000	6,060

Notes Payable to Stockholders, Less Current Portion	1,609,468	1,844,460

Total liabilities	5,448,655	5,561,882

Preferred Stock, 8% Cumulative, Convertible, Redeemable
$.001 Par Value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	595,121	555,123

Stockholders’ Equity
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 2006 - 25,239,208 shares, 2005 - 16,041,735 shares	25,239	16,042
Additional paid-in capital	12,830,735	10,787,582
Accumulated deficit	(12,755,447)	(10,513,709)

Total stockholders’ equity	100,527	289,915

	$6,144,303	$6,406,920

Decorize, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2006 and 2005

	2006	2005

Net Sales	$9,242,278	$10,800,288

Cost of Goods Sold	6,744,131	7,890,280

Gross Profit	2,498,147	2,910,008

Operating Expenses
Selling, general and administrative	4,002,653	4,272,626
Depreciation and amortization	107,437	150,148

	4,110,090	4,422,774

Operating Loss	(1,611,943)	(1,512,766)

Other Income (Expense)
Interest income	1,467	1,829
Interest expense	(571,894)	(271,210)
Amortization of debt discount and financing cost	(57,934)	(832,515)
Other	(1,434)	(4,206)

	(629,795)	(1,106,102)

Loss Before Income Taxes	(2,241,738)	(2,618,868)

Provision for Income Taxes	—	—

Net Loss	(2,241,738)	(2,618,868)

Add: Dividends Declared on Preferred Stock	(40,000)	(40,000)

Loss Available to Common Shareholders	$(2,281,738)	$(2,658,868)

Basic and Diluted Loss Per Common Share	$(0.12)	$(.20)

Basic and Diluted Weighted Average Common Shares Outstanding	18,866,739	13,183,543

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2006 and 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	13,136,735	$13,137	$9,067,808	$(7,794,841)	$1,286,104
Issuance of common stock and warrants	2,905,000	2,905	1,179,596	—	1,182,501
Fees associated with the registration of outstanding common stock	—	—	(84,822)	—	(84,822)
Dividends declared	—	—	(40,000)	—	(40,000)
Fair value of conversion options added to preferred stock and note payable	—	—	250,000	(100,000)	150,000
Discount recorded on stockholder note	—	—	5,000	—	5,000
Warrants issued for debt guarantee	—	—	410,000	—	410,000
Net loss	—	—	—	(2,618,868)	(2,618,868)

Balances, June 30, 2005	16,041,735	16,042	10,787,582	(10,513,709)	289,915
Issuance of common stock in exchange for debt	3,333,333	3,333	896,666	—	899,999
Exercise of common stock warrants and options	5,864,143	5,864	1,186,487	—	1,192,351
Dividends declared	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	(2,241,738)	(2,241,738)

Balances, June 30, 2006	25,239,211	$25,239	$12,830,735	$(12,755,447)	$100,527

See Notes to Consolidated Financial Statements4

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2006 and 2005

	2006	2005

Operating Activities
Net loss	$(2,241,738)	$(2,618,868)
Items not requiring cash
Depreciation and amortization	129,094	162,630
Compensatory issuance of common stock and stock options	—	32,500
Amortization of debt discount and financing cost	57,934	832,515
(Gain) loss on disposal of property and equipment	(127)	8,480
Changes in
Trade accounts receivable	(359,682)	(1,061,497)
Due from factor	—	1,314,716
Inventories	(86,076)	33,367
Prepaid expenses and other current assets	(60,501)	(18,886)
Accounts payable	142,254	416,984
Accrued expenses and other	81,802	(98,112)

Net cash used in operating activities	(2,337,040)	(996,171)

Investing Activities
Purchase of property and equipment	(43,609)	(89,537)
Redemption (purchase) of certificate of deposit	750,000	(673,267)
Proceeds from disposal of property and equipment	2,060	3,550

Net cash provided by (used in) investing activities	708,451	(759,254)

Financing Activities
Principal payments on long-term debt	(63,616)	(137,223)
Proceeds from issuance of stockholders’ notes payable	750,000	250,000
Proceeds from issuance of long-term debt	430,000	—
Net advances (repayments on) revolving line of credit	(1,193,478)	1,193,478
Deferred fees associated with bank financing	(63,333)	(42,933)
Principal payments on capital lease obligations	(36,393)	(48,507)
Issuance of common stock, net of related expenses	942,348	1,150,000
Advances from (repayments to) factor, net	921,506	(980,398)

Net cash provided by financing activities	1,687,034	1,384,417

Increase (Decrease) in Cash and Cash Equivalents	58,445	(371,008)

Cash and Cash Equivalents, Beginning of Year	43,892	414,900

Cash and Cash Equivalents, End of Year	$102,337	$43,892

See Notes to Consolidated Financial Statements6

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2006 and 2005

	2006	2005

Supplemental Cash Flows Information
Interest paid	$496,392	$202,628
Common stock warrants issued in connection with note payable	—	$5,000
Fair value of beneficial conversion option added to note payable	—	$150,000
Fair value of beneficial conversion option added to Series A preferred stock	—	$100,000
Capital lease obligations incurred for property and equipment	$4,698	$13,000
Fair value of warrants and beneficial conversion options issued for guarantee line of credit	—	$410,000
Fair value of warrants issued as compensation for investor relations services	—	$13,000
Dividend accrued on preferred stock	$40,000	$40,000
Accrued fees associated with stock registration	—	$84,822
Debt and accrued interest converted to common stock	$1,146,667	—

See Notes to Consolidated Financial Statements5

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2006 and 2005, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision (credit) for bad debts was $212,336 and $(13,902) for the years ended June 30, 2006 and 2005, respectively.

The Company has established relationships with several major customers. Sales to the Company’s top two customers accounted for 32% of total sales for the year ended June 30, 2006. Sales to one customer accounted for 50.5% for the year ended June 30, 2005. The Company grants credit to customers who meet the Company’s preestablished credit requirements and generally does not require collateral to secure payment of accounts receivable.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

Category	Estimated Life	Balance at June 30, 2006	Balance at June 30, 2005

Automobiles	5 years	$34,728	$34,728
Warehouse and production equipment	5-7 years	55,668	46,611
Computer software	3 years	178,482	178,482
Office and computer equipment	3-7 years	523,395	512,127
Leasehold improvements	Lease term	145,187	108,479
Construction in progress		—	50,031
Total		937,460	930,458
Less accumulated depreciation		730,132	601,725

Property and equipment, net		$207,328	$328,733

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2006 and 2005.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has not recorded a charge as a result of the required impairment tests in 2006 and 2005.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising and marketing expenses for the years ended June 30, 2006 and 2005, totaled $303,346 and $265,962, respectively.

Amounts Due To and From Related Parties

Accounts payable included amounts due to employees and stockholders totaling $52,607 and $74,342 as of June 30, 2006 and 2005, respectively. Other accounts receivable from employees totaled $11,146 and $6,549 as of June 30, 2006 and 2005, respectively.

Loss Per Share

Basic and diluted loss per share are computed by dividing the net loss increased by dividends declared on preferred stock by the weighted average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be antidilutive.

	June 30, 2006	June 30, 2005

Net loss, as reported	$(2,274,738)	$(2,618,868)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common shareholders	(2,314,738)	(2,658,868)

Divided by weighted average shares outstanding	18,866,739	13,183,543

Basic and diluted loss per share	$(0.12)	$(0.20)

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Stock-based Compensation

At June 30, 2006 and 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 8. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, for the fiscal year ended June 30, 2005, and prior years the only stock-based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The Company selected the modified prospective application method. Accordingly, after July 1, 2005, the Company began expensing the fair value of any stock options granted, modified, repurchased or cancelled.

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

Year Ended
June 30,
2005

Loss available to common shareholders	$(2,658,868)

Add: Stock-based employee compensation expense included in reported net loss	—

Less: Total stock-based employee compensation expense determined under the fair value based method	(214,738)

Pro forma net loss available to common shareholders	$(2,873,606)

Net loss per share available to common shareholders
Basic and diluted - as reported	$(0.20)
Basic and diluted - pro forma	$(0.22)

Disclosures for the year ended June 30, 2006, are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period (see Note 8).

Preferred Stock

During 2004, the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain antidilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for ten consecutive trading days with a sufficient daily trading volume. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholder’s option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). Holders of Series A preferred stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A preferred stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed to common shareholders and in the event of liquidation the preferred stock ranks prior to common to the extent of its redemption value. In January 2005, a conversion feature was added to the Series A preferred stock, enabling it to be converted to the Company common stock at a rate of $0.40 per share for an aggregate of 1,250,000 common shares. In June 2005, the conversion price was amended to $0.20 per share, for an aggregate totaling 2,500,000 shares (see Note 6).

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist principally of cash, certificate of deposit, accounts receivable, accounts payable and notes payable approximate fair value.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to fiscal 2006 presentation. These reclassifications have no effect upon net loss.

Recent Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 effective July 1, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment.  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact upon the Company’s financial condition, results of operations or liquidity (Note 8).

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS 153 effective July 1, 2005. The adoption SFAS 153 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective July 1, 2005.  The adoption of FIN 47 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect.

In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company expects to adopt the provisions of SFAS No. 155 effective for its fiscal year beginning July 1, 2007. The Company is still evaluating the impact of this standard, but does not expect its adoption to have a material effect.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (Interpretation 48). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt Interpretation 48 on July 1, 2006. The Company is currently evaluating the effect that the adoption of Interpretation 48 will have but does not expect it to be material.

Note 2:  Inventories

	2006	2005

Raw materials	$33,234	$54,440
Work in process	8,500	34,868
Finished units	780,551	646,901

	$822,285	$736,209

Note 3:  Due from Factor and Line of Credit

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (BFS) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaces the Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between the Company and BFS in August 2005. The factoring arrangements provide the Company with a maximum credit facility of $2,000,000.

Under the Factoring Agreement, the Company submits accounts receivable to be purchased by BFS, and BFS pays the Company up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by BFS. Accounts are purchased on a recourse basis, and BFS has the right to charge back accounts purchased from the Company at any time. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles.

BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The Factoring Agreement requires the Company to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, the Company is required to pay BFS a monthly purchase fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and the Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is 12 months and will be automatically extended for successive periods of 12 months unless terminated by the Company more than 60 but less than 90 days prior to the end of the term. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

On January 12, 2005, the Company obtained a line of credit from Bank of America, N.A. (the “Bank”) in the amount of up to $4,000,000 through May 31, 2005, and then decreasing to $3,000,000 from June 1, 2005, through maturity on December 31, 2005. Interest was payable monthly at the average of daily fluctuating interest rates offered by major banks in London for U.S. dollar deposits, as determined by the Bank, plus two percentage points. The interest rate as of June 30, 2005, was 5.69%. The line of credit was secured by substantially all of the assets of the Company and its subsidiaries pursuant to a commercial security agreement.

The line of credit was guaranteed by a shareholder, SRC Holdings Corporation, in an amount limited to $750,000 pursuant to a commercial guarantee. Quest Capital Alliance, L.L.C. (Quest), also a shareholder of the Company, agreed to provide a supplemental guarantee for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In addition, SRC and James K. Parsons, a director, officer and shareholder of the Company, each agreed to subordinate all present and future indebtedness owed to them by the Company to the Bank, pursuant to subordination agreements entered into by each of them in favor of the Bank.

In June 2005, the Company established a certificate of deposit with Bank of America, N.A. in the amount of $750,000 in exchange for termination of the guarantee. This certificate of deposit was liquidated in August 2005 when the Bank of America line of credit was terminated.

Note 4:  Notes Payable

	2006	2005

Note payable, bank (A)	$6,015	$40,244
Inventory line of credit (B)	430,000	—
	436,015	40,244
Less current maturities	6,015	34,184

	$430,000	$6,060

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

(A)
Note payable to bank in monthly installments of $2,951, including interest at the bank’s prime rate plus 1% (9.25% at June 30, 2006) through August 2006, secured by inventories and accounts receivable. This loan requires the Company to maintain certain covenants, the more important of which restrict certain capital transactions and payment of dividends.

(B)
Revolving credit line of up to $750,000 due on May 5, 2009, to Quest Commercial Finance L.L.C. with monthly interest at prime plus 5%, subject to a minimum of 10% (13.25% at June 30, 2006) secured by inventories.

The aggregate annual maturities of notes payable at June 30, 2006, are as follows:

Year Ended June 30,	Aggregate Principal Maturities

2007	$6,015
2008	—
2009	430,000
Total principal due	436,015
Less current portion	6,015

Long-term debt	$430,000

Notes payable to stockholders at June 30, 2006, consists of the following unsecured notes:

	2006	2005

Note payable (C)	$24,275	$53,687
Note payable (D)	609,468	844,460
Note payable (E)	56,451	56,451
Note payable (F)	1,000,000	1,000,000
Note payable (G)	750,000	750,000

	$2,440,194	$2,704,598

(C)
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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

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

In February 2004, the Company issued 409,700 shares of common stock to Nest USA in exchange for a $409,700 principal reduction in the existing convertible term note. The second amended and restated convertible note to Nest USA had an initial principal balance of $210,497, bears interest at 6% and provides for monthly payments of $10,000 each beginning February 1, 2004, with the balance due December 31, 2005. The balance due on the note is convertible into common stock at $1.00 per share for the term of the note. In connection with this transaction, the Company also amended certain outstanding warrants held by Nest USA to extend their expiration date to December 31, 2005, and issued another set of warrants to Nest USA exercisable for 400,000 shares of common stock at $1.40 per share, that expire on December 31, 2006. The fair value of the new and extended warrants was recorded as a discount, reducing the carrying value of the note to zero. The discount is being amortized to interest expense over the revised term of the note using the interest method. During the years ended June 30, 2006 and 2005, the amortization of discounts on this convertible note resulted in noncash interest expense of $0 and $119,190, respectively.

(D)	Stockholder note payable, monthly interest at prime plus 1%, due July 31, 2008.

(E)	Stockholder note payable, matured December 31, 2004. Interest is paid monthly at prime plus 1%.

(F)	Stockholder note payable, interest at prime plus 1.25%, due July 31, 2006. On July 31, 2006, this note was amended and restated with a due date of July 31, 2008.

(G)
Stockholder note payable, interest at prime plus .5%, due upon demand. During 2005, this note was amended to allow the holder to convert outstanding principal and unpaid interest into the Company’s common stock for $0.20 per share. This note is convertible for 3,750,000 shares of common stock.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The prime rate of interest at June 30, 2006, was 8.25%. The aggregate annual maturities of stockholder notes payable at June 30, 2006, are as follows:

Year Ended June 30,	Aggregate Principal Maturities

2007	$830,726
2008	—
2009	1,609,468
Total principal due on stockholder notes payable	2,440,194
Less current portion	830,726

Long-term stockholder notes payable	$1,609,468

Note 5:  Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through November 2007 and certain leases contain renewal options.

The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease and lease amortization is included in depreciation expense. Property and equipment included $226,968 and $223,254 of assets under capital lease less $179,476 and $145,119 of accumulated depreciation at June 30, 2006 and 2005, respectively.

Future minimum payments for noncancellable capital and operating leases with initial or remaining terms of one year or more at June 30, 2006, are as follows:

	Operating Leases	Capital Leases

2007	$163,588	$18,913
2008	156,056	8,766
2009	120,764	—
2010	40,649	—

	$481,057	27,679
Less amount representing interest		2,424
Present value of future minimum lease payments		25,255
Less current portion		16,741

		$8,514

Total rent expense incurred under operating leases amounted to $420,527 and $434,410 for the years ended June 30, 2006 and 2005, respectively.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Note 6:  Stockholders’ Equity

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a bank line of credit on January 12, 2005 (see Note 3), the Company agreed to obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of the Company, with SRC, Quest and the Company as the beneficiaries under those policies. The Company also issued warrants to SRC to acquire 1,500,000 shares of the Company’s common stock and warrants to Quest to acquire 750,000 shares (the “New Warrants”). The New Warrants had an initial exercise price of $0.40 per share and were exercisable for five years. The Company also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that were exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively (the “Existing Warrants”), to $0.40 per share. The exercise period of the Existing Warrants was reduced such that 50% would have expired six months from the date of issuance and the remaining 50% would have expired one year from the date of issuance. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Cumulative Convertible Preferred Stock, $.001 par value (the “Series A Preferred”), to a conversion price of $0.40 per share.

Also in connection with the Guarantee, the Company issued a second amended and restated promissory note to SRC in the principal amount of $750,000 (the “Amended Note”), in replacement of a first amended and restated promissory note issued on September 30, 2004. Amounts outstanding under the Amended Note were convertible into shares of common stock at an initial conversion price of $0.40.

The fair value of the new warrants and the beneficial conversion feature of the second amended and restated promissory note, combined with the relative increase in the fair value of the modified outstanding warrants represented the aggregate fair value of the guarantees provided by SRC and Quest, $410,000. This asset was to be amortized to expense on the straight-line method over the term of the guarantee.

On May 31, 2005, the Company completed the private placement of 1,000,000 shares of its common stock to Nest USA. In connection with this transaction, the Company agreed to amend certain outstanding warrants held by Nest USA exercisable for an aggregate 996,000 shares of common stock, in order to reduce the exercise price of the warrants to $0.20 per share and extend the period during which the warrants were exercisable to May 31, 2007. The total purchase price for the shares and the amended warrants was $400,000.

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

At the closing of the sale of the shares, SRC received certificates representing Amended Warrants that were exercisable, in whole or in part, for 1,500,000 shares of common stock, which terminate on May 31, 2007, and a second set of Amended Warrants that were exercisable, in whole or in part, for another 1,500,000 shares of common stock, which terminate on April 11, 2010. Quest also received certificates representing Amended Warrants that were exercisable, in whole or in part, for 1,807,143 shares of common stock, which terminate on May 31, 2007, and a second set of Amended Warrants that were exercisable, in whole or in part, for another 750,000 shares of common stock, which terminate on April 11, 2010. The initial exercise price of the Amended Warrants is $0.20 per share.

A further condition to closing under the Purchase Agreement was for the Company to obtain a release of a $750,000 commercial guarantee executed by SRC in connection with the bank line of credit (see Note 3). Decorize obtained the release of the commercial guarantee in connection with the termination of its line of credit with Bank of America. The unamortized balance of the asset representing the fair value of the guarantee was charged to interest expense when the guarantee was released.

As a condition to closing the sale of the shares, the Company agreed to file an amendment to its Certificate of Designation for its Series A Convertible Preferred Stock, $.001 par value per share, in order to reduce the applicable conversion price of all outstanding shares of its preferred stock to a conversion price of $0.20 per share. Of the Series A Preferred stock, 500,000 shares were outstanding as of June 30, 2006, which are convertible into an aggregate 2,500,000 shares of common stock.

The increase in the value of the beneficial conversion feature of the second amended and restated promissory note of $150,000 was charged to interest expense. The increase in the value of the beneficial conversion feature of the Company’s Series A Convertible Preferred Stock of $100,000 was recognized as a constructive dividend and charged against accumulated deficit in the quarter ended June 30, 2005.

On November 16, 2005, SRC Holdings Corporation exercised stock purchase warrants for 1,500,000 shares of the common stock of the Company at a price of $0.20 per share, for a total purchase price of $300,000.

On December 13, 2005, the Company obtained a four-month revolving line of credit from Quest Capital Alliance II, L.L.C., in an amount up to $500,000. In consideration of providing the line of credit, the Company paid Quest Capital Alliance II, L.L.C. a commitment fee of $33,333. After April 13, 2006, any outstanding principal and interest became convertible into the Company’s common stock at a rate of $0.20 per share at the sole option of Quest Capital Alliance II, L.L.C. The note was converted into 2,500,000 shares of common stock on May 5, 2006.

On January 9, 2006, Nest USA, Inc. exercised common stock purchase warrants for 625,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $125,000.

On March 7, 2006, Quest Capital Alliance, L.L.C. exercised common stock purchase warrants for an aggregate 1,807,143 shares of common stock at a price of $0.20 per share, for a total purchase price of $361,429.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

On March 14, 2006, SRC Holdings Corporation exercised warrants for the purchase of an aggregate 1,500,000 shares of the common stock at a price of $0.20 per share, for a total purchase price of $300,000.

On March 20, 2006, Nest USA exercised warrants for the purchase of 371,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $74,200.

James K. Parsons, a director and the Executive Vice President of the Company, exchanged $400,000 in principal owed to him under an existing promissory note, which was last amended in August 2004, for 833,333 shares of common stock issued to him on May 5, 2006. The exchange was made in accordance with a stock exchange agreement entered into on May 5, 2006. As a result of the exchange, the outstanding principal amount of Mr. Parson’s note was reduced to $609,468.

Also on May 5, 2006, the Company completed a private placement of 2,500,000 shares of its common stock to Quest Capital Alliance II, L.L.C. for an aggregate price of $500,000. The proceeds were used to pay off a short-term note that the Company owed to Quest Capital Alliance II, L.L.C.

Note 7:	Income Taxes

The provision for income taxes includes these components:

	2006	2005

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2006	2005

Computed at the statutory rate (34%)	$(762,191)	$(890,415)
Increase (decrease) resulting from
Nondeductible expenses	201,895	216,182
State income taxes	(9,309)	(82,061)
Changes in the deferred tax asset valuation allowance including adjustments to prior net operating loss carryforwards	630,298	728,922
Other	(60,693)	27,372

Actual tax expense	$0	$0

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005

Deferred tax assets
Allowance for doubtful accounts	$95,000	$22,825
Accrued compensated absences	9,500	9,500
Reserve for obsolete inventories	19,000	19,000
Net operating loss carryforwards	3,456,572	2,912,148
Property and equipment	7,257	4,667
Charitable contribution carryforwards and other	5,844	21,600

	3,593,173	2,989,740
Deferred tax liabilities
Prepaid insurance	(15,728)	(20,501)
Inventory adjustments	(10,386)	(32,478)

	(26,114)	(52,979)

Net deferred tax asset before valuation allowance	3,567,059	2,936,761

Valuation allowance
Beginning balance	(2,936,761)	(2,417,196)
Increase during the period	(630,298)	(519,565)

Ending balance	(3,567,059)	(2,936,761)

Net deferred tax asset	$0	$0

For the years ended June 30, 2006 and 2005, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2006 and 2005, the Company had approximately $9,100,000 and $7,600,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2026, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Note 8:  Stock-based Compensation

Adoption of SFAS 123(R)

Prior to July 1, 2005, the Company’s stock-based employee compensation plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees (APBO 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (SFAS 123). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005, as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant).

Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)), using the modified-prospective-transition method. Results for prior periods have not been restated.

The Company’s loss from operations, loss before income taxes, net loss, basic and diluted loss per share available to common stockholders were not different as a result of the adoption of SFAS 123(R) for the year ended June 30, 2006, than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related Interpretations, as permitted by SFAS 123.

Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan (the “Plan”), which is shareholder approved, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and typically have seven-year contractual terms. All outstanding stock options were fully vested as of June 30, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the implied yield available on the grant date for U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the terms for which interest rates are quoted, the Company uses a straight-line interpolation to determine the rate from the available term maturities.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

No options were granted during the year ended June 30, 2006. The fair value of options granted during the year ended June 30, 2005, was estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

2005

Dividend per share	$—
Risk-free interest rate	3.72%
Weighted average expected life of options	3 years
Expected volatility of the Company’s common stock market price	$0.5543
Weighted average fair value of options granted during the year	$0.21

On May 4, 2005, the Board of Directors approved the cancellation of 805,000 options granted on various dates with various vesting periods, held by employees and directors of the Company. In exchange, the Company granted 858,000 options at $0.52 per share, the fair market value on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and were fully vested and exercisable when granted. The weighted average grant date fair value of options granted during the year ended June 30, 2005, was $.21 per share.

A summary of option activity under the Plan as of June 30, 2006 and 2005, and changes during the years then ended, is presented below:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	916,207	$0.56	923,261	$1.18
Granted	—	—	858,000.52
Exercised	(61,000)	.52	—	—
Forfeited	(146,707)	.78	(865,054)	1.18

Outstanding, end of year	708,500.52		916,207.56

Options exercisable, end of year	708,500.52		916,207.56

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 and 2005, was $0 and $100,800, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

The total intrinsic value of options exercised during years ended June 30, 2006 and 2005, was $100 and $0, respectively.

The Company had no nonvested shares as of June 30, 2006 and 2005.

As of June 30, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the years ended June 30, 2006 and 2005, was $0 and $214,738, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the years ended June 30, 2006 and 2005, because of the full valuation allowance established against the Company’s deferred tax assets.

The following table summarizes information about stock options under the Plan outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.52	708,500	5.8 years	$0.52	708,000	$0.52

Note 9:  Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Major Supplier

The Company purchased approximately 28% and 40% of its principal products from one supplier during the years ending June 30, 2006 and 2005, respectively. There are a limited number of suppliers for these products.

Foreign Assets

As of June 30, 2006, net assets located outside the United States totaled approximately $524,000. These assets consisted principally of the inventory and equipment of Pt. Niaga Merapi facility in Indonesia totaling approximately $167,000 and products in transit from Indonesia to the United States of approximately $345,000. The equipment located in China totaled approximately $12,000.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

As of June 30, 2005, net assets located outside the United States totaled approximately $343,000. These assets consisted principally of the inventory and equipment of Pt. Niaga Merapi facility in Indonesia totaling approximately $151,000 and products in transit from Indonesia to the United States of approximately $173,000. The equipment located in China totaled approximately $19,000.

Note 10:  Profit-sharing Plan

Profit-sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2006 or 2005.

Note 11:  Future Liquidity Needs

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

As described in Note 12, subsequent to year end the Company established new short-term working capital facilities which provided additional liquidity of approximately $750,000.

Note 12:  Subsequent Events

On August 17, 2006, the Company issued a three-month promissory note payable to Quest Capital Alliance II, L.L.C. in the original principal amount of $75,000 which matures on November 17, 2006, with interest at 13.25%. If a default occurs the unpaid outstanding principal balance will become due immediately and thereafter accrue interest at a rate equal to 16.25%.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

On September 11, 2006, the Company issued a promissory note payable to Quest Capital Alliance II, L.L.C. in the amount of $750,000. Principal funded to the Company was discounted by an origination fee of $41,500 which will be amortized to interest expense over the term of the note. Stephen W. Fox, who is the general manager of the Lender, is also a director of the Company. Interest on the outstanding principal commencing on January 9, 2007, at a rate of (i) eighteen percent (18%) per annum, if the balance is paid in full during the period commencing January 9, 2007, and ending on February 12, 2007, or (ii) twenty-one percent (21%) per annum, if the note is paid in full during the period commencing on February 13, 2007, and ending on March 15, 2007. The note matures, and all outstanding principal and accrued interest is due and payable in full, on the earliest of (i) the date of the Company has delivered invoices to customers related to certain Company purchase orders or (ii) March 15, 2007. The default interest rate is equal to twenty-one percent (21%) per annum. The note is secured by a security interest in the Company’s inventory and proceeds from inventory.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2006, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Decoirze’s disclosure controls and procedures were not effective as of June 30, 2006 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Chief Financial Officer and Chief Executive Officer, in order to discuss issues that had been raised by Decorize’s independent registered public accountants, BKD, LLP (“BKD”), with respect to Decorize’s historical balance sheet treatment of its outstanding shares of Preferred Stock. During the meeting, BKD also presented the audit committee with written notice that its audit of the fiscal year ended June 30, 2005 revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability to segregate accounting duties due to lack of available personnel, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting. The audit committee instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken.

Management has begun taking steps to attempt to address the deficiencies and weaknesses noted by BKD, however, it has not successfully resolved the matters raised by BKD. After BKD completed its audit procedures for the fiscal year ended June 30, 2006, BKD sent written notice to the audit committee advising that its audit had again revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The notice referenced material weakness with respect to the Company's failure to segregate accounting duties and the lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards, and significant deficiencies with respect to the Company's failure to properly document accounting processes and policies, and the failure to segregate accounting duties at the Company's Indonesian production facility. The audit committee has again requested that management review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated, discuss those matters and possible remedial actions with BKD and determine appropriate corrective actions. After receiving and considering the recommendations of management, the audit committee will instruct management to make a determination regarding any corrective actions to be taken to address the significant deficiencies, control deficiencies and material weaknesses noted by BKD.

Item 8B. OTHER INFORMATION.

None.

PART III

Item9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

All other information required by this Item 9 is incorporated by reference to the disclosure under the captions “Election of Directors - Nominees,” “Election of Directors - Audit Committee,” “Election of Directors - Management” and “Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our Annual Meeting of Stockholders to be held on November 3, 2006.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the disclosure under the captions “Executive Compensation” and “Election of Directors - Attendance and Compensation” in our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our Annual Meeting of Stockholders to be held on November 3, 2006.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference to the disclosure under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our Annual Meeting of Stockholders to be held on November 3, 2006.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the disclosure under the caption “Executive Compensation - Certain Relationships and Related Transactions” in our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our Annual Meeting of Stockholders to be held on November 3, 2006.

Item 13. EXHIBITS

The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-KSB. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Items listed in boldface are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this Report.

Exhibit Number	Description

3.1	Certificate of Incorporation of Decorize, Inc., State of Delaware, dated June 27, 2001. (1)
3.2	Bylaws of Decorize, Inc. (1)
4.1	Securities Purchase Agreement dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (3)
4.2	Registration Rights Agreement, dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (3)
4.3	Securities Purchase Agreement dated as of June 15, 2005, by and among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (4)
4.4	Registration Rights Agreement dated as of May 31, 2005, between Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (4)
4.5	Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock of Decorize, Inc. (4)
4.6	Warrant Certificate dated as of May 2, 2005, for the purchase of 120,000 shares of Common Stock, issued by December 17 in the name of Blodnick Gordon Fletcher & Sibell, P.C. (5)
4.7	Securities Purchase Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (6)
4.8	Registration Rights Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (6)
4.9	Voting Agreement and related Proxy, dated February 13, 2004, by and between SRC Holdings Corporation and James K. Parsons (6)

Exhibit Number	Description

4.10	Stock Exchange Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (6)
4.11	Registration Rights Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (6)
4.12	Second Amended and Restated Promissory Note dated January 21, 2004, issued by Decorize, Inc. in the name of NEST USA, Inc. (6)
4.13	Stock Purchase Agreement dated as of January 16, 2004, between Decorize, Inc. and James K. Parsons (6)
4.14	Stock Purchase Agreement dated as of January 16, 2004, among Decorize, Inc., John Michael Sandel and Kitty Sandel (6)
4.15	Stock Purchase Agreement dated as of January 30, 2004, between Decorize, Inc. and Jon T. Baker (6)
4.16	Subordinated Promissory Note dated as of January 30, 2004, made by Decorize, Inc. in favor of Jon T. Baker (6)
4.17	Amended and Restated Promissory Note dated December 10, 2003, issued by Decorize, Inc. in the name of James K. Parsons (7)
4.18	Subordinated Security Agreement dated as of December 10, 2003, between Decorize, Inc. and James K. Parsons (7)
4.19	Stock Purchase Agreement, dated as of December 9, 2003, by and between James K. Parsons, each of the purchasers listed thereon, and Decorize, Inc. (8)
4.20	Letter agreement dated April 29, 2004, by and between Decorize, Inc. and SRC Holdings Corporation (9)
4.21	Securities Purchase Agreement, dated as of February 26, 2002, by and between Decorize, Inc. and NEST USA, Inc., together with all exhibits and schedules (10)
4.22	Form of Decorize, Inc. Stock Certificate (11)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons. (1)
10.3	Employment Agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001. (1)
10.4	Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001. (2)
10.5	Decorize, Inc. 1999 Stock Option Plan. (12)
10.6	Form of Employee Incentive Stock Option Notice and Agreement. (12)
10.7	Master Purchase and Sale Agreement between Decorize, Inc. and Bibby Financial Services (Midwest) Inc. dated March 31, 2006. (13)
10.8	Commercial Security Agreement dated May 5, 2006, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (14)
10.9	Revolving Line of Credit Promissory Note in the Principal Amount of up to $750,000, issued to Quest Commercial Finance, L.L.C. on May 5, 2006. (14)
10.10	Third Amended and Restated Promissory Note, issued by Decorize, Inc. to James K. Parsons on May 5, 2006. (14)
10.11	Stock Exchange Agreement, dated May 5, 2006, by and between Decorize, Inc. and James K. Parsons. (14)
10.12	Stock Exchange Agreement, dated May 5, 2006, by and between Decorize, Inc. and Quest Capital Alliance II, L.L.C. (14)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Registered Public Accounting Firm. (15)
31.1	Certification by Stephen Crowder, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (15)
31.2	Certification by Brent Olson, Vice President of Finance and Treasurer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (15)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)
99.1	Proxy Statement for the 2006 Annual Meeting of Stockholders (16)

_____________________

(1)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
(2)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 15, 2001.
(3)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on June 6, 2005.
(4)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc., on June 21, 2005.
(5)	Filed previously as an exhibit to the Registration Statement on Form S-3 (File No. 333-127070) on July 29, 2005.
(6)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on February 17, 2004.
(7)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 17, 2004.
(8)	Filed previously as an exhibit to the Registration Statement on Form S-3 (File No. 333-113356) field by Decorize, Inc. on March 5, 2004.
(9)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on May 14, 2004.
(10)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 19, 2002.
(11)	Filed previously as an exhibit to the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2001.
(12)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Decorize, Inc. on April 6, 2006.
(14)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on May 11, 2006.
(15)	Filed herewith.
(16)	To be filed on or about September 28, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BKD, LLP Certified Public Accountants audited our consolidated financial statements as of June 30, 2006, 2005, 2004, and 2003.

Audit Fees

The aggregate fees billed during the years ended June 30, 2006 and 2005 by BKD, LLP for professional services rendered in connection with the audit of our June 30, 2005 and 2004 consolidated financial statements were $71,015 and $66,600, respectively.

Fees billed by BKD, LLP for reviews of our interim financial statements for inclusion with quarterly reports on Form 10QSB totaled $23,075 and $17,950 during the fiscal years ended June 30, 2006 and 2005, respectively.

Fees billed by BKD, LLP for professional services rendered in connection with various registration statements during fiscal years ended June 30, 2006 and 2005 of $4,035 and $11,775, respectively.

Audit-Related Fees

During the fiscal years ended June 30, 2006 and 2005, we incurred professional fees for other audit-related assurance services from BKD, LLP totaling $16,630 and $15,750, respectively.

Tax Fees

Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $11,890 and $20,425 for the fiscal years ended June 30, 2006 and 2005, respectively.

All Other Fees

We did not pay for any other professional accounting services during the fiscal years ended June 30, 2006 and 2005, respectively.

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

DECORIZE, INC.

Date: September 28, 2006	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2006.

Name	Title

/s/ Stephen R. Crowder
Stephen R. Crowder	President, Chief Executive Officer and Director (principal executive officer)

/s/ Brent S. Olson
Brent S. Olson	Vice President of Finance and Treasurer (principal financial officer and principal accounting officer)

/s/ Richard B. Chalker
Richard B. Chalker	Director

/s/ Steven W. Fox
Steven W. Fox	Director

/s/ Marwan M. Atalla	Director
Marwan M. Atalla