Form 10QSB
period 2006-09-30
DECORIZE INC
filed 2006-11-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

   Yes ☒  No ☐

Indicate by check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 10, 2005, there were 25,239,211 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of September 30, 2006	4

Consolidated Statements of Operations for the three months
ended September 30, 2006 and September 30, 2005	6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the three months ended September 30, 2006 and
September 30, 2005	7

Consolidated Statements of Cash Flows for the three months
ended September 30, 2006 and September 30, 2005	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis	12
or Plan of Operation

Item 3. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6. Exhibits	16

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/BKD, LLP

October 26, 2006
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2006 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$368,333
Receivables:
Trade accounts receivable pledged to factor, net of allowance of $248,375	1,927,601
Other	14,847

Inventory	859,787

Prepaid expenses and other	257,525

Total current assets	3,428,093

Property and equipment, net of $753,941 accumulated depreciation	222,439

Goodwill	3,258,938

Other assets	69,540

3,550,917

Total assets	$6,979,010

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
September 30, 2006 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,428,606
Accrued salaries and commissions	71,104
Other accrued expenses	105,530
Due to factor	1,146,632
Short-term debt	750,000
Current portion of capital lease obligations	19,165
Current portion of shareholders' notes	830,726

Total current liabilities	4,351,763

Capital lease obligations, less current portion	2,302
Long-term debt, less current portion	600,000
Notes payable to shareholders	1,609,468

Total liabilities	6,563,533

Preferred stock, 8% Cumulative, Convertible, Redeemable,
$.001 par value; 10,000,000 authorized ; 500,000
shares of Series A issued and outstanding	605,203

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000
authorized, 25,239,211 shares issued and
outstanding	25,239

Additional paid-in capital	12,852,953

Accumulated deficit	(13,067,918)

Total stockholders' equity (deficit)	(189,726)

Total liabilities, preferred stock and stockholders' equity (deficit)	$6,979,010

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Net Sales	$3,181,331	$2,148,975

Cost of sales	2,234,807	1,542,505

Gross profit	946,524	606,470

Operating expenses:
Selling, general and administrative	1,076,560	1,018,312
Stock compensation	32,300	--
Depreciation and amortization	23,809	34,324

Total operating expenses	1,132,669	1,052,636

Operating loss	(186,145)	(446,166)

Other income (expense):
Interest income	512	1,467
Interest expense	(119,181)	(116,201)
Amortization of debt discount
and financing cost	(7,656)	(22,933)
Other	-	6,874

Total other income (expense)	(126,325)	(130,793)

Net Loss	(312,470)	(576,959)

Add: Dividends Declared on Preferred Stock	(10,082)	(10,082)

Loss Available to Common Stockholders	$(322,552)	$(587,041)

Basic and diluted loss per share	$(0.01)	$(0.04)

Basic and diluted weighted-average
shares outstanding	25,239,211	16,041,735

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(576,959)	(576,959)

Balances, September 30, 2005	16,041,735	$16,042	$10,777,500	$(11,090,668)	$(297,126)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,830,735	$(12,755,448)	$100,526

Fair value of stock options issued	-	-	32,300	-	32,300

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(312,470)	(312,470)

Balances, September 30, 2006	25,239,211	$25,239	$12,852,953	$(13,067,918)	$(189,726)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,	September 30,
	2006	2005

Operating Activities
Net loss	$(312,470)	$(576,959)
Items not requiring (providing) cash
Depreciation and amortization	23,809	34,324
Stock compensation	32,300	-
Amortization of debt discount and financing cost
included in interest expense	7,656	22,933
Changes in
Trade accounts receivable	(437,199)	(406,964)
Inventories	(37,502)	40,357
Prepaid expenses and other current assets	(86,557)	46,611
Accounts payable	(22,319)	90,240
Accrued expenses and other	1,875	27,773
Net cash used in operating activities	(830,407)	(721,685)

Investing Activities
Purchase of property and equipment	(38,920)	(1,711)
Redemption (purchase) of certificate of deposit	-	750,000
Net cash provided by (used in) investing activities	(38,920)	(748,289)

Financing Activities
Principal payments on long-term debt	(6,015)	(37,687)
Proceeds from issuance of short-term debt	750,000
Proceeds from issuance of long-term debt	170,000	-
Net repayments under line of credit facility	-	(1,193,478)
Principal payments on capital lease obligations	(3,788)	(10,297)
Advances from factor, net	225,126	1,170,966
Net cash provided by (used in) financing activities	1,135,323	(70,496)

Increase (Decrease) in Cash and Cash Equivalents	265,996	(43,892)

Cash and Cash Equivalents, Beginning of Period	102,337	43,892

Cash and Cash Equivalents, End of Period	$368,333	$-

Cash Paid for Interest	$101,968	$103,367

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2006 filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, cash flows and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

At September 30, 2006, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price below the market value of the underlying common stock on the grant date.

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

Since all stock options and warrants would currently be antidilutive, both the basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding.

	Three Months Ended
	September 30,
	2006	2005

Numerator
Net loss	$(312,470)	$(576,959)
Dividends declared on preferred stock	(10,082)	(10,082)
Net loss attributable to common shareholders	(322,552)	(587,041)

Denominator
Basic and diluted weighted average shares outstanding	25,239,211	16,041,735

Basic and diluted loss per share	$(0.01)	$(0.04)

3. Inventories

Inventories as of September 30, 2006 consisted of the following:

Finished Products	$795,137
Raw Materials	11,612
Work in Process	53,038
$859,787

4. Equity

The Company uses its stock-based employee compensation plan to compensate its executives and employees and also as a method to align the interests of those executives and employees with those of the Company’s stockholders, by granting equity awards that increase in value upon increases in the market price of the Company’s common stock. The Company’s stock price has continued to experience significant declines, in particular since the beginning of fiscal 2006. After evaluating the circumstances surrounding this decline, the directors believe the weakness in the market for the Company’s common stock is due to performance and economic factors that impacted the Company, but were not within the control of its management team. As a result of those declines, the existing equity grants made by the Company in prior years have no market value, since the relative exercise prices were well in excess of the trading price for the Company’s common stock. During the final quarter of fiscal 2006, the Board of Directors began to discuss the equity compensation plan and what changes may be appropriate to address the significant decrease in the Company’s market price.

During a meeting of the Board of Directors on July 27, 2006, the directors discussed a proposal to lower the exercise price of all outstanding stock options under the plan, which had an average exercise price of $0.52. The directors discussed a proposal for the compensation committee to consider decreasing the exercise price of all outstanding options and granting additional options at the current market price, which had fluctuated from $0.23 to $0.27 during the month of the meeting. Because one of the members of the compensation committee was not present at the July 27 meeting, the Board of Directors instructed the compensation committee to meet and consider the proposal at its next opportunity.

On August 25, 2006, the compensation committee met and approved a proposal to modify all of the 648,000 outstanding employee stock options, all of which were fully vested, by reducing the applicable exercise price to $0.17 per share, which was the closing market price of the common stock on that date. The fair value of the modification was calculated using the Black-Scholes model, and the Company recorded a one time expense during the current quarter of $32,300. The compensation committee also approved the issuance of another 429,000 employee stock options at an exercise price of $0.17 per share. The Company only issued 413,000 of those options, as one grant to an employee in another country was subsequently rescinded, with the approval of the compensation committee. These employee stock options vest ratably on the first day of each quarter from October 1, 2006 to October 1, 2007. The value of the employee stock options were again calculated utilizing the Black-Scholes model, and the Company will recognize approximately $26,000 of expense associated with the issuance of the options over the service period.

5. Debt

On September 11, 2006, the Company issued a promissory note (the “Promissory Note”), payable to the order of Quest Capital Alliance II, L.L.C. (“Quest Capital”), in the original principal amount of $750,000. Quest Capital charged a $41,250 origination fee in connection with the loan, and the principal amount funded to the Company under the Promissory Note was discounted by the amount of the origination fee. Stephen W. Fox, who is the general manager of Quest Capital, is also a director of the Company.

Interest on the outstanding principal under the Promissory Note accrues commencing on January 9, 2007, at a rate of (i) eighteen percent (18%) per annum, if the Promissory Note is paid in full during the period commencing January 9, 2007 and ending on February 12, 2007, or (ii) twenty-one percent (21%) per annum, if the Promissory Note is paid in full during the period commencing on February 13, 2007 and ending on March 15, 2007. The Promissory Note matures, and all outstanding principal and accrued interest is due and payable in full, on the earliest of (i) the date the Company has delivered invoices to customers related to certain Company purchase orders identified by the Company and Quest Capital, or (ii) March 15, 2007. The default interest rate is equal to twenty-one percent (21%) per annum.

The Promissory Note is secured by a security interest in the Company’s inventory and proceeds from inventory pursuant to the terms and conditions of a Commercial Security Agreement (the “Security Agreement”) entered into between the Company and Quest Capital on September 11, 2006. The Security Agreement provides that upon an event of default, Quest Capital may accelerate the indebtedness owed under the Promissory Note, assemble and sell the collateral, have a receiver appointed to take possession of any or all of the collateral, collect remedies, obtain a deficiency judgment, and exercise all other rights and remedies available to Quest Capital.

On August 17, 2006, the Company issued a three-month promissory note, payable to the order of Quest Capital, in the original principal amount of $75,000. The original maturity date for the loan was November 17, 2006, and principal due under the promissory note accrued interest at a rate equal to 13.25% per annum. In consideration of Quest Capital providing the $75,000 loan, the Company paid Quest Capital a loan fee of $250. This loan was repayed as part of the $750,000 advance by Quest Capital in exchange for the Promissory Note.

Item 2: Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of our 2006 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings and accessory company designed to serve wholesale customers in the United States, with products delivered from the Far East.

We use our business model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

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

Results of Operations

The three months ended September 30, 2006 compared with the three months ended September 30, 2005

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended September 30,
	2006		2005		Change
		$%		$%		$%
Sales, net	3,181,331		2,148,975		1,032,356
Cost of sales	2,234,807	70.3	1,542,505	71.8	692,302	(1.5)
Gross profit	946,524	29.7	606,470	28.2	340,054	1.5
Selling, general and
operating expenses	1,132,669	35.6	1,052,636	49.0	80,033	(13.4)
Operating loss	(186,145)	(5.9)	(446,166)	(20.8)	260,021	14.9
Total other expense	(126,325)	(4.0)	(130,793)	(6.1)	(4,468)	2.1
Net loss	(312,470)	(9.9)	(576,959)	(26.9)	264,489	17.0

Our revenues are derived primarily from the sale of home furnishing and home décor products through three customer segments, manufacturers, large retailers and specialty retailers. Sales for the three month period ended September 30, 2006 increased $1.1 million to $3.2 million, compared to $2.1 million for the three month period ended September 30, 2005. Revenues from the specialty retailer segment were up $1.4 million while revenues from manufacturers and large retailers decreased $0.3 million compared to the same period last year. We strongly believe the increase in revenues for the independent retailer segment is due to our focus group driven product selection and a broad network of proven sales representatives across the United States. The decline in revenues from manufacturers and large retailers was due to one existing customer’s order volume not being at the same level as the prior year period The sales cycle for the large retail sector is significantly longer than for the independent retail customer. We believe that we have presented our product and services to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to current retail customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations.

Cost of Sales

For the three months ended September 30, 2006, cost of sales decreased as a percentage of sales to 70.3% compared to 71.8% for the same period last year. The percentage decrease for the current three-month period is primarily due to an increase in sales to the independent retail segment which provided better margins. In addition, the prior year period included additional warehousing costs associated with a large customer. The warehousing agreement was terminated at the end of October 2005, and those costs were no longer carried by our Company.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 increased $0.1 million to $1.1 million, compared to $1.0 million for the same period last year. The increase for the current three-month period is solely due to the increase in selling costs associated with our increase in revenues for the independent retailers. However, due to the growth in sales, the operating expenses as a percentage of sales decreased 13.4 % from the prior quarter to 35.6% for the current quarter.

Other Expense

Other expense for the three-months ended September 30, 2006, was $126,000, a slight decrease compared to $130,000 for the same period last year. The prior year period included $23,000 of debt discount and financing costs associated with the issuance of various debt and equity instruments. Expense associated with interest for the current period was approximately $119,000, up from $116,000 in the prior year period. The increase is due to the greater borrowing costs caused by the steadily climbing prime rate since the prior year period.

Net Loss

Our net loss decreased to ($0.3) million, or (9.9%) of sales, for the three-months ended September 30, 2006, compared to a net loss of ($0.6) million, or (26.7%) of sales, for the same period last year.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($0.9) million at September 30, 2006, compared with ($1.4) million at September 30, 2005. Cash and cash equivalents and short-term investments were $0.4 million at September 30, 2006, compared to $0 at September 30, 2005. Cash used in operating activities during the three-months ended September 30, 2006 amounted to $0.8 million compared to $0.7 million for the same period last year. The principal operating uses of cash during the current period were attributable to the net loss of ($0.3) million and a $0.4 million increase in receivables and a $0.1 million increase in prepaid expenses and inventory deposits.

Investing activities during the three-months ended September 30, 2006, consumed nearly $40,000 in cash. These funds were invested in the upgrade of our technological infrastructure.

During the three months ended September 30, 2006, financing activities provided $1.1 million in cash. $0.7 million came from the issuance of short-term debt, $0.2 million came from the issuance of long-term debt and an additional $0.2 million was provided by advances from our factor.

We anticipate that our working capital needs will increase as our business grows. As of September 30, 2006, our working capital was ($0.9) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also from time to time borrowed funds from certain of our stockholders, and we may continue to do so in the future.

On August 17, 2006, the Company issued a three-month promissory note payable to Quest Capital Alliance II, L.L.C. (“Quest Capital”) in the original principal amount of $75,000 that matures on November 17, 2006, with interest accruing at 13.25%. If a default occurs, the unpaid outstanding principal balance will become due immediately and thereafter accrue interest at a rate equal to 16.25%.

On September 11, 2006, the Company issued a promissory note payable to Quest Capital in the amount of $750,000. Principal funded to the Company was discounted by an origination fee of $41,250 which will be amortized to interest expense over the term of the note. Stephen W. Fox, who is the general manager of Quest Capital, is also a director of the Company. Interest on the outstanding principal accrues commencing on January 9, 2007, at a rate of (i) eighteen percent (18%) per annum, if the balance is paid in full during the period commencing January 9, 2007, and ending on February 12, 2007, or (ii) twenty-one percent (21%) per annum, if the note is paid in full during the period commencing on February 13, 2007, and ending on March 15, 2007. The note matures, and all outstanding principal and accrued interest is due and payable in full, on the earliest of (i) the date of the Company has delivered invoices to customers related to certain Company purchase orders, which the Company currently believes will provide sufficient cash to pay off the note, or (ii) March 15, 2007. The default interest rate is equal to twenty-one percent (21%) per annum. The note is secured by a security interest in the Company’s inventory and proceeds from inventory.

The Company entered into a new Master Purchase and Sale Agreement with Bibby Financial Services (Midwest), Inc. (“BFS”) on March 31, 2006, which governs the factoring arrangements provided by BFS to Decorize and its subsidiaries. The new agreement replaced a prior agreement entered into between Decorize and BFS in August 2005. The BFS factoring arrangements provide Decorize with a maximum credit facility of $2,000,000. Decorize submits accounts receivable to be purchased by BFS, and BFS pays Decorize up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees and reserves. For the three months ended September 30, 2006, the Company and its subsidiaries factored $2,109,925 in accounts receivable and received $1,899,753 in cash from BFS. The total administrative factoring fees were $38,018 and the interest paid on advances from the factor amounted to $12,677 for the three months ended September 30, 2006.
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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2006, the end of our first fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Decoirze’s disclosure controls and procedures were not effective as of September 30, 2006 for the reasons described below.

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

Management has begun taking steps to attempt to address the deficiencies and weaknesses noted by BKD, however, it has not successfully resolved the matters raised by BKD. After BKD completed its audit procedures for the fiscal year ended June 30, 2006, BKD sent written notice to the audit committee advising that its audit had again revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The notice referenced material weakness with respect to the Company’s failure to properly document accounting processes and policies, the failure to segregate accounting duties at the Company’s Indonesian production facility. The audit committee has again requested that management and BKD review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and determine appropriate corrective actions. After receiving and considering the recommendations of BKD and management, the audit committee will instruct management to make a determination regarding any corrective actions to be taken to address the significant deficiencies, control deficiencies and material weaknesses noted by BKD.

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

SIGNATURES

In accordance the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2006	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brent S. Olson
Brent S. Olson
Vice President of Finance and Treasurer
(Principal Financial Officer)