Form 10QSB
period 2006-12-31
DECORIZE INC
filed 2007-02-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 13, 2007, there were 26,582,068 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of December 31, 2006	4

Consolidated Statements of Operations for the three months
ended December 31, 2006 and December 31, 2005	6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the six months ended December 31, 2006 and
December 31, 2005	7

Consolidated Statements of Cash Flows for the six months
ended December 31, 2006 and December 31, 2005	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis	13
or Plan of Operation

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6. Exhibits	18

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of December 31, 2006, and the related consolidated statements of operations for the three and six-month periods and changes in stockholders’ equity and cash flows for the six-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

January 31, 2007
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$304,181
Receivables:
Trade accounts receivable pledged to factor,
net of allowance of $136,379	3,240,271
Other	10,930

Inventory	696,452

Prepaid expenses and other	336,775

Total current assets	4,588,609

Property and equipment, net of $769,494 accumulated depreciation	208,140

Goodwill	3,258,938

Other assets	36,105

3,503,183

Total assets	$8,091,792

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
December 31, 2006 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,394,511
Accrued salaries and commissions	50,680
Other accrued expenses	115,331
Due to factor	2,244,804
Short term debt	750,000
Current portion of capital lease obligations	17,303
Current portion of shareholders' notes	806,451

Total current liabilities	5,379,080

Capital lease obligations, less current portion	612
Long-term debt	624,275
Notes payable to shareholders, less current portion	1,609,468

Total liabilities	7,613,435

Preferred stock, 8% Cumulative, Convertible, Redeemable,
$.001 par value; authorized 10,000,000 shares; issued and
outstanding 500,000 shares	615,267

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000
authorized, 25,239,211 shares issued and
outstanding	25,259

Additional paid-in capital	12,853,497

Accumulated deficit	(13,015,666)

Total stockholders' equity (deficit)	(136,910)

Total liabilities, preferred stock and stockholders' equity (deficit)	$8,091,792

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Net Sales	$4,502,160	$1,582,268	$7,680,081	$3,731,243

Cost of sales	2,958,115	1,197,725	5,078,060	2,803,104

Gross profit	1,544,045	384,543	2,602,021	928,139

Operating expenses:
Selling, general and administrative	1,238,376	944,719	2,442,267	1,900,995
Depreciation and amortization	23,933	33,679	47,742	68,003

Total operating expenses	1,262,309	978,398	2,490,009	1,968,998

Operating profit (loss)	281,736	(593,855)	112,012	(1,040,859)

Other income (expense):
Interest income	23	21	65	1,488
Interest expense	(200,582)	(134,345)	(326,148)	(273,479)

Other	(29,728)	(3,404)	(46,147)	4,307

Total other income (expense)	(230,287)	(137,728)	(372,230)	(267,684)

Net income (loss)	$51,449	$(731,583)	$(260,218)	$(1,308,543)

Basic income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)
Basic weighted-average
shares outstanding	25,256,602	16,041,735	25,248,513	25,245,560

Fully diluted income (loss) per share	$0.00
Fully diluted weighted-average
shares outstanding	32,952,349

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)
			Additional
	Common Stock		Paid-in	Accumulated
Six months ended December 31, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,787,582	$(10,513,709)	$289,915

Excerise of common stock warrants
and options	1,501,000	1,501	299,019		300,520

Declared dividends	-	-	(20,164)	-	(20,164)

Net income (loss)	-	-	-	(1,308,543)	(1,308,543)

Balances, December 31, 2005	17,542,735	$17,543	$11,066,437	$(11,822,252)	$(738,272)

			Additional
	Common Stock		Paid-in	Accumulated
Six months ended December 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,830,735	$(12,755,448)	$100,526

Exercise of common options		20	3,380		3,400

Fair value of stock options issued	-		39,528	-	39,528

Declared dividends	-	-	(20,146)	-	(20,146)

Net income (loss)	-	-	-	(260,218)	(260,218)

Balances, December 31, , 2006	25,239,211	$25,259	$12,853,497	$(13,015,666)	$(136,910)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2006	2005

Operating Activities
Net loss	$(260,218)	$(1,308,543)
Items not requiring (providing) cash
Depreciation and amortization	47,742	72,169
Issuance of stock options	39,528	-
Loss on disposal of assets	10,960	-
Amortization of debt discount and financing cost
included in interest expense	16,138	22,934
Changes in
Trade accounts receivable	(1,745,952)	117,934
Inventories	125,833	103,768
Prepaid expenses and other current assets	(124,714)	(70,228)
Accounts payable	(56,414)	(62,728)
Accrued expenses and other	(24,887)	(15,138)
Net cash used in operating activities	(1,971,984)	(1,139,832)

Investing Activities
Purchase of property and equipment	(61,774)	(9,745)
Proceeds from sale of equipment	2,259	-
Purchase of certificate of deposit	-	750,000
Net cash provided by (used in) investing activities	(59,515)	740,255

Financing Activities
Principal payments on long-term debt	(5,988)	(46,195)
Proceeds from issuance of short-term debt	750,000	716,667
Net advances under line of credit facility	170,000	(1,193,478)
Net proceeds from issuance of common stock	3,400	300,521
Principal payments on capital lease obligations	(7,367)	(20,906)
Advances from factor, net	1,323,298	874,037
Net cash provided by financing activities	2,233,343	630,646

Increase in Cash and Cash Equivalents	201,844	231,069

Cash and Cash Equivalents, Beginning of Period	102,337	43,892

Cash and Cash Equivalents, End of Period	$304,181	$274,961

Cash Paid for Interest	$283,840	$210,182

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

2. Earnings Per Share

Basic earnings per share are computed by dividing net earnings less dividends on preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This calculation is not done for periods in a loss position as this would be antidilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Numerator
Net income (loss)	$51,449	($731,583)	($260,218)	($1,308,543)
Dividends declared on preferred stock	($10,082)	($10,082)	($20,164)	($20,164)
Net income (loss) attributable to common shareholders	$41,367	($741,665)	($280,382)	($1,328,707)

Denominator
Basic weighted average shares outstanding	25,256,602	16,482,061	25,245,560	16,261,898

Basic earnings per share	$0.00	($0.04)	($0.01)	($0.08)

Diluted weighted average shares outstanding	32,952,349

Diluted earnings per share	$0.00

3. Due to Factor and Line of Credit

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (BFS) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaces the Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between the Company and BFS in August 2005. The factoring arrangements provide the Company with a maximum credit facility of $3,000,000.

Under the Factoring Agreement, the Company submits accounts receivable to be purchased by BFS, and BFS pays the Company up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by BFS and a reserve withheld by BFS to serve as security in the event that BFS receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes, or chargebacks. All accounts submitted for purchase must be approved by BFS. Accounts are purchased on a recourse basis, and BFS has the right to charge back accounts purchased from the Company at any time.

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles. BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific debtor. Receivables assigned to BFS totaled $2,720,252 and as of December 31, 2006 and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheet of $2,244,804 and as of December 31, 2006 and represents the outstanding advances from BFS against assigned receivables.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar month, the Company is required to pay BFS a monthly purchase fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and the Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

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

4. Inventories

Inventories as of December 31, 2006 consisted of the following:

Finished Products	$419,534
Raw Materials	42,902
Work in Process	234,016
$696,452

5. Equity

Effective July 1, 2005, the Company adopted SFAS No. 123(R) ☐ Share-Based Payment ☐ under the modified prospective method described therein. Compensation expense recognized in the three months and six months ended December 31, 2006 and 2005 includes compensation expense for all stock-based payments granted, modified or vesting since adoption of SFAS No. 123(R) based on the grant date fair value. Stock-based compensation expense recognized in the three and six months ended December 31, 2006 was included in general and administrative expenses and totaled $7,228 and $39,528, respectively. No stock-based compensation was recognized in the three and six months ended December 31, 2005.

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

6. Debt

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

7.  Subsequent Events

On February 5, 2007, the Company sold 821,429 shares of common stock, $0.001 par value per share to an accredited investor for a total consideration of $287,500, representing a purchase price of $0.35 per share. The investor also received warrants in this transaction, which are exercisable for an aggregate of 178,571 shares of Common Stock at an initial exercise price of $.70 per share. The warrants will expire on February 5, 2009.

Also on February 5, 2007, the Company sold 446,428 shares of common stock to another accredited investor, in a separate transaction for total consideration of $250,000, representing a purchase price of $0.56 per share. This investor also received warrants, which are exercisable for an aggregate of 297,620 shares of common stock at an initial exercise price of $0.80 per share. The warrants will expire on February 5, 2009.

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

We use our business model to serve three distinct market segments, manufacturers, large retailers and specialty retailers. The manufacturers segment is the result of the Company’s partnership with large furniture manufacturers looking to outsource the design and production of proprietary accessories. The large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

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

Results of Operations

The three and six months ended December 31, 2006 compared with the three and six months ended December 31, 2005

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended December 31,
	2006		2005		Change
	$	%	$	%	$	%
Sales, net	4,502,160		1,582,268		2,919,892
Cost of sales	2,958,115	65.7	1,197,725	75.7	1,760,390	(10.0)
Gross profit	1,544,045	34.3	384,543	24.3	1,159,502	10.0
Selling, general and
operating expenses	1,262,309	28.0	978,398	61.8	282,571	33.8
Operating income	281,736	6.3	(593,855)	(37.5)	876,931	43.8
Total other expense	(230,286)	(5.1)	(137,728)	(8.5)	92,558	(3.4)
Net income (loss)	51,449	1.1	(731,583)	(46.2)	783,032	473

	For the six months ended December 31,
	2006		2005		Change
	$	%	$	%	$	%
Sales, net	7,680,081		3,731,243		3,948,838
Cost of sales	5,078,060	66.1	2,803,104	69.5	2,274,956	(3.4)
Gross profit	2,602,021	33.9	928,139	30.5	1,673,882	3.4
Selling, general and
operating expenses	2,490,009	32.4	1,968,998	58.4	519,671	(26.0)
Operating income	112,012	1.5	(1,040,859)	(27.9)	1,154,211	29.4
Total other expense	(372,230)	(4.8)	(267,684)	(7.2)	(104,548)	2.4
Net income (loss)	(260,218)	(3.4)	(1,308,543)	(35.1)	1,049,663	31.7

Our revenues are derived primarily from the sale of home furnishing and home décor products through three customer segments, manufacturers, large retailers and specialty retailers. Sales for the three month period ended December 31, 2006 increased $2.9 million to $4.5 million, compared to $1.6 million for the three month period ended December 31, 2005. Revenues from the specialty retailer segment were up $1.3 million and revenues from manufacturers and large retailers were up $1.7 million compared to the same period last year. Sales for the six month period ended December 31, 2006 increased $3.9 million to $7.7 million compared to $3.7 million the same prior year period. Sales for the six month period ended December 31, 2006 to the specialty retailer segment were up $2.7 million and sales to manufacturers and large retailers were up $1.4 million over the period ended December 31, 2005. We believe the increase in revenues for the specialty retailer segment is due to our focus group driven product selection and a broad network of proven sales representatives across the United States. The increase in revenues from manufacturers and large retailers was due to increased sales and the timing of large deliveries to existing customers.

We believe that we have presented our product and services to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations. In addition, we intend to continue marketing our goods aggressively to current retail customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis.

Cost of Sales

For the three months ended December 31, 2006, cost of sales decreased as a percentage of sales to 65.7% compared to 75.7% for the same period last year. For the six months ended December 31, 2006, cost of sales decreased to 66.2% from 69.5 for the same period in the prior year. The percentage decrease is primarily due to the sales mix of segments. In addition, the prior year period included additional warehousing costs associated with a large customer. The warehousing agreement was terminated at the end of October 2005, and those costs were no longer carried by our Company.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 increased $0.3 million to $1.3 million, compared to $1.0 million for the same period last year. The increase for the current three-month period is solely due to the increase in selling costs associated with our increase in revenues for the independent retailers. However, due to the growth in sales, the operating expenses as a percentage of sales decreased 33.8 % from the prior quarter to 28.0% of sales for the current quarter. For the same reason, operating expenses increased $0.5 million year over year for the first six month period of the fiscal year. However, as a percentage of sales this is a 26.0% decrease to 32.5% of sales due to the increase in total sales.

Net Operating Income (Loss)

Our net operating income increased to $283,000, or 6.3% of sales, for the three-months ended December 31, 2006, compared to a net operating loss of ($594,000) or (37.5%) of sales, for the same period last year. For the six month period ending December 31, 2006, net operating income increased to $113,000, or 1.5% of sales compared to a net operating loss of ($1,041,000) or (27.9%) of sales for the same period last year.

Other Expense

Other expense for the three months ended December 31, 2006, was $230,000, an increase compared to $138,000 for the same period last year. The current year period includes $10,000 of financing costs associated with increasing the limit on the factoring agreement. Expense associated with interest for the current period was approximately $154,000, up from $94,000 in the prior year period. The increase is due to the greater borrowing costs caused by the steadily climbing prime rate and a significant increase in borrowing to support the increased production to meet sales demands. For the six month period ended December 31, 2006, other expense was up $104,000 to $372,000 from $268,000 the prior year. Interest for the six month period was $273,000, up from $210,000 the prior year period.

Net Income (Loss)

Our net income increased $783,000 to an income of $51,000 from a loss of ($732,000) in the three month period ended December 31, 2006 compared to the same period in the prior year. For the six month period ended December 31, 2006, net loss increased to ($260,000) from the prior year of ($1,308,000).

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($0.8) million at December 31, 2006, compared with ($1.8) million at December 31, 2005. Cash and cash equivalents and short-term investments were $0.3 million at December 31, 2006, compared to $0.3 at December 31, 2005. Cash used in operating activities during the six-months ended December 31, 2006 amounted to $2.0 million compared to $1.4 million for the same period last year. The principal operating uses of cash during the current period were attributable to the net loss of ($0.3) million and a $1.8 million increase in receivables and a $0.2 million increase in prepaid expenses and inventory deposits.

Investing activities during the six-months ended December 31, 2006, consumed $60,000 in cash. These funds were invested in the upgrade of our technological infrastructure, leasehold improvements in warehouse spaces, and production equipment.

During the six months ended December 31, 2006, financing activities provided $2.2 million in cash. $0.8 million came from the issuance of short-term debt, $0.2 million came from the issuance of long-term debt and an additional $1.3 million was provided by advances from our factor.

We anticipate that our working capital needs will increase as our business grows. As of December 31, 2006, our working capital was ($0.8) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also from time to time have borrowed funds from certain of our stockholders, and we may continue to do so in the future.

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

The Company entered into a new Master Purchase and Sale Agreement with Bibby Financial Services (Midwest), Inc. (“BFS”) on March 31, 2006, which governs the factoring arrangements provided by BFS to Decorize and its subsidiaries. The new agreement replaced a prior agreement entered into between Decorize and BFS in August 2005. The BFS factoring arrangements provide Decorize with a maximum credit facility of $3,000,000. Decorize submits accounts receivable to be purchased by BFS, and BFS pays Decorize up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees and reserves. For the six months ended December 31, 2006, the Company and its subsidiaries factored $6,108,218 in accounts receivable and received $3,391,851 in cash from BFS. The total administrative factoring fees were $78,556 and the interest paid on advances from the factor amounted to $58,965 for the six months ended December 31, 2006.

In subsequent events described in Note 7 of the financial statements for the period ending December 31, 2006, the Company has made two private placements of common stock for total consideration of $537,500. The funds will be used to expand capacity in the Company’s manufacturing facilities. This will allow the company to meet the increasing demand for their product and expand sales to our specialty retail customers.

We believe that additional financing will be needed to meet the capital requirements associated with our growth objectives. We will evaluate alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt, as we deem appropriate. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2006, the end of our first fiscal quarter. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of September 30, 2006 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Principal Financial Officer and Chief Executive Officer, in order to discuss issues that had been raised by Decorize’s independent registered public accountants, BKD, LLP (“BKD”), with respect to Decorize’s historical balance sheet treatment of its outstanding shares of Preferred Stock. During the meeting, BKD also presented the audit committee with written notice that its audit of the fiscal year ended June 30, 2005 revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability to segregate accounting duties due to lack of available personnel, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting. The audit committee instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken.

After BKD completed its audit procedures for the fiscal year ended June 30, 2006, BKD sent written notice to the audit committee advising that its audit had again revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The notice referenced material weakness with respect to the Company's failure to segregate accounting duties and the lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards, and significant deficiencies with respect to the Company's failure to properly document accounting processes and policies, and the failure to segregate accounting duties at the Company's Indonesian production facility. The audit committee again requested that management review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to discuss possible remedial actions with BKD, with the goal of determining what appropriate corrective actions could be implemented to address those issues.

Management has begun taking steps to attempt to address the deficiencies and weaknesses noted by BKD, however, it has not successfully resolved all matters raised by BKD. Management is addressing the documentation of accounting policies and procedures by approving the hiring of additional personnel in the accounting department. Management has also approved additional personnel to address the weaknesses in overhead allocation and inventory accounting at the Company’s Indonesian production facility. These additions will begin to alleviate the pressures on current accounting personnel. Management and the Audit Committee believe that the segregation of duties is extremely difficult in a small company with limited financial resources, such as Decorize, and consequently some risk must be accepted while the Company continues to develop its operations and improve its financial position. However, compensating controls have been put into place to minimize these risks, and the Company intends to finalize the documentation of procedures and controls during the 2007 fiscal year in order to address the deficiencies noted by BKD.

Management reports the progress on the improvements in its control procedures to the audit committee regularly.

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

Dated: February 13, 2007	DECORIZE, INC.

By:
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

By:
Billie J. Montle
Interim Vice President of Finance
(Principal Financial Officer)