Form 10QSB
period 2007-03-31
DECORIZE INC
filed 2007-05-16
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 15, 2007, there were 26,627,068 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet as of March 31, 2007	4

Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006	6

Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and March 31, 2006	7

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2007 and March 31, 2006	8

Notes to the Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis on Plan of Operation	14

Item 3. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6. Exhibits	20

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of March 31, 2007, and the related consolidated statements of operations for the three- and nine-month periods and changes in stockholders’ equity and cash flows for the nine-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

BKD, LLP

May 9, 2007
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2007 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$518,475
Receivables:
Trade accounts receivable pledged to factor,
net of allowance of $160,655	2,959,525
Other	15,792

Inventory	1,169,340

Prepaid expenses and other	265,682

Total current assets	4,928,814

Property and equipment, net of $791,609 accumulated depreciation	189,161

Goodwill	3,258,938

Other assets	33,448

3,481,547

Total assets	$8,410,361

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
March 31, 2007 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,188,852
Accrued salaries and commissions	120,854
Other accrued expenses	160,447
Due to factor	1,362,462
Short term debt	750,000
Current portion of capital lease obligations	13,459
Current portion of shareholders' notes	830,725

Total current liabilities	5,426,799

Long-term debt, less current portion	600,000
Notes payable to shareholders	1,609,468

Total liabilities	7,636,267

Preferred stock, 8% Cumulative, Convertible, Redeemable,
$.001 par value; authorized 10,000,000 shares; issued and
outstanding 500,000 shares	625,267

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000
authorized, 26,627,068 shares issued and
outstanding	26,627

Additional paid-in capital	13,252,313

Accumulated deficit	(13,130,113)

Total stockholders' equity (deficit)	148,827

Total liabilities, preferred stock and stockholders' equity (deficit)	$8,410,361

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Net Sales	$3,859,256	$3,391,663	$11,539,336	$7,122,906

Cost of sales	2,453,231	2,302,248	7,531,291	5,104,545

Gross profit	1,406,025	1,089,415	4,008,045	2,018,361

Operating expenses:
Selling, general and administrative	1,365,022	964,041	3,807,288	2,865,060
Depreciation and amortization	26,593	33,062	74,335	101,066

Total operating expenses	1,391,615	997,103	3,881,623	2,966,126

Operating profit (loss)	14,410	92,312	126,422	(947,765)

Other income (expense):
Interest income	37	10	102	1,497
Interest expense	(202,833)	(151,129)	(524,031)	(397,508)
Amortization of debt discount
and financing cost	(2,500)	(20,834)	(7,500)	(47,934)
Other	(23,511)	468	(69,658)	3,993

Total other income (expense)	(228,857)	(171,485)	(601,087)	(439,952)

Net income (loss)	$(214,447)	$(79,173)	$(474,665)	$(1,387,717)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.08)

Basic and diluted weighted-average
shares outstanding	26,069,925	19,008,175	25,530,678	17,163,960

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31	March 31
	2007	2006

Operating Activities
Net loss	$(474,665)	$(1,387,717)
Items not requiring (providing) cash
Depreciation and amortization	74,335	101,066
Loss on disposal of assets	9,530	-
Issuance of stock options	46,756	-
Amortization of debt discount and financing
cost included in interest expense	7,500	47,934
Changes in
Trade accounts receivable	(1,470,068)	(709,397)
Inventories	(347,055)	2,734
Prepaid expenses and other current assets	(58,464)	17,770
Accounts payable	737,927	129,131
Accrued expenses and other	106,540	45,673
Net cash used in operating activities	(1,367,664)	(1,752,806)

Investing Activities
Purchase of property and equipment	(75,636)	(22,932)
Asset Disposal	9,937	-
Redemption of certificate of deposit	-	750,000
Net cash used in investing activities	(65,699)	727,068

Financing Activities
Principal payments on long-term debt	(6,015)	(54,875)
Proceeds from issuance of short-term debt	920,000	716,667
Net advances under line of credit facility	-	(1,193,478)
Net proceeds from issuance of common stock	506,356	942,352
Principal payments on capital lease obligations	(11,736)	(31,869)
Advances from factor, net	440,896	916,573
Net cash provided by financing activities	1,849,501	1,295,370

Increase (Decrease) in Cash and Cash Equivalents	416,138	269,632

Cash and Cash Equivalents, Beginning of Period	102,337	43,892

Cash and Cash Equivalents, End of Period	$518,475	$313,524

Cash Paid for Interest	$475,937	$340,052
Common Stock Issued to Settle Notes Payable	$0	$250,000

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,687,582	$(10,413,709)	$289,915

Exercise of common stock
warrants and options	5,864,143	5,864	1,186,487	-	1,192,351

Declared dividends	-	-	(30,027)	-	(30,027)

Net loss	-	-	-	(1,387,717)	(1,387,717)

Balances, March 31, 2006	21,905,878	$21,906	$11,844,042	$(11,801,426)	$64,522

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Issuance of common stock	1,267,857	1,268	484,689	-	485,957

Exercise of common stock	120,000	120	20,280	-	20,400
options

Fair value of stock options issued	-	-	46,755	-	46,755

Declared dividends	-	-	(30,146)	-	(30,146)

Net loss	-	-	-	(474,665)	(474,665)

Balances, March 31, 2007	26,627,068	$26,627	$13,252,313	$(13,130,113)	$148,827

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

Certain reclassifications have been made to the 2006 financial statements to conform to fiscal 2007 presentation. These reclassifications have no effect upon net loss.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year.

The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007 and were adopted in the first fiscal quarter.

Adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company expects to adopt FIN 48 in the first quarter of fiscal 2008. The Company has not yet determined what effect, if any, adoption of FIN48 will have on its financial statements, but does not anticipate that the impact will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS no. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet  Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Numerator
Net income (loss)	($214,117)	($79,173)	($474,665)	($1,387,717)
Dividends declared on preferred stock	($10,000)	($9,863)	($30,164)	($30,027)
Net loss attributable to common shareholders	($224,117)	($89,036)	($504,829)	($1,417,744)

Denominator
Basic weighted average shares outstanding	26,069,925	19,008,175	25,530,678	17,163,960

Basic earnings per share	($0.01)	($0.00)	($0.02)	($0.08)

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

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, equipment and all cash held in bank accounts and certain related intangibles; however, BFS has subordinated its lien on the inventory to the rights of Quest Commerical Finance, LLC in connection with their credit facility.  BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific debtor. Receivables assigned to BFS totaled $1,607,436 as of March 31, 2007 and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheet is $1,362,462 as of March 31, 2007 and represents the outstanding advances from BFS against assigned receivables.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar month. The Company is required to pay BFS a monthly purchase fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000. The Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is 12 months, ending March 31, 2007, and it was extended for another 12 months following the end of that initial term. The agreement will be automatically extended for successive periods of 12 months at the end of each term, unless terminated by the Company more than 60 but less than 90 days prior to the end of the term. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

Factored borrowings at March 31, 2007 increased $470,000 (51%) from June 30, 2006 but decreased $800,000 (37%) from the balance at December 31, 2006. These changes are related to a significant increase in the accounts receivable balance available in the first two fiscal quarters, a large portion of which was shipped during the quarter ended December 31, 2006. Because the Company routinely requests advances for the maximum amount permitted under its factoring arrangements in order to fund production, it is expected that accounts receivable and factored borrowings will vary in direct correlation to significant increases or decreases in shipments for a given period.

4. Inventories

Inventories as of March 31, 2007 consisted of the following:

Finished Products	$918,520
Raw Materials	45,715
Work in Process	202,105
$1,169,340

5. Equity

Effective July 1, 2005, the Company adopted SFAS No. 123(R) Share-Based Payment under the modified prospective method described therein. Compensation expense recognized in the three months and nine months ended March 31, 2007 and 2006 includes compensation expense for all stock-based payments granted, modified or vesting since adoption of SFAS No. 123(R) based on the grant date fair value. Stock-based compensation expense recognized in the three and nine months ended March 31, 2007 was included in general and administrative expenses and totaled $7,228 and $46,756, respectively. No stock-based compensation was recognized in the three and nine months ended March 31, 2006.

The Company uses its stock-based employee compensation plan to compensate its executives and employees and also as a method to align the interests of those executives and employees with those of the Company’s stockholders, by granting equity awards that increase in value upon increases in the market price of the Company’s common stock. Since the beginning of fiscal 2003, the Company’s stock price has continued to experience significant declines, in particular since the beginning of fiscal 2006. During fiscal 2006, after evaluating the circumstances surrounding this decline, the directors believe the weakness in the market for the Company’s common stock is due to performance and economic factors that impacted the Company, but were not within the control of its management team. As a result of those declines, the existing equity grants made by the Company in prior years had no market value, since the relative exercise prices were well in excess of the trading price for the Company’s common stock. During the final quarter of fiscal 2006, the Board of Directors began to discuss the equity compensation plan and what changes may be appropriate to address the significant decrease in the Company’s market price.

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

Professional fees totaling $51,543 incurred in connection with the registration of shares issued in these private placements have been charged to additional paid in capital during the nine months ended March 31, 2007.

6. Debt

On September 11, 2006, the Company issued a promissory note payable to Quest Capital in the amount of $750,000 (the “Promissory Note”). Principal funded to the Company was discounted by an origination fee of $41,250 which was amortized to interest expense over the term of the Promissory Note. Stephen W. Fox, who is the general manager of Quest Capital, is also a director of the Company.

Interest on the outstanding principal accrued interest January 9, 2007 through February 12, 2007 at a rate of eighteen percent (18%) per annum and twenty-one percent (21%) per annum, February 13, 2007 through March 15, 2007. The Promissory Note was amended March 15, 2007 to extend the maturity date to March 15, 2008 and lower the interest rate to thirteen and three quarters percent (13.75%) per annum. Interest under the amended note will be paid monthly. All accrued interest through March 15, 2007 has been paid. The default interest rate is equal to twenty-one percent (21%) per annum.

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

On August 17, 2006, the Company issued a three-month promissory note, payable to the order of Quest Capital, in the original principal amount of $75,000. The original maturity date for the loan was November 17, 2006, and principal due under the promissory note accrued interest at a rate equal to 13.25% per annum. In consideration of Quest Capital providing the $75,000 loan, the Company paid Quest Capital a loan fee of $250. This loan was repaid as part of the $750,000 advance by Quest Capital in exchange for the Promissory Note.

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

General

Our company, headquartered in Springfield, Missouri, is a designer, manufacturer and importer of home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000 to create a direct “source to business” home furnishings and accessory company designed to serve wholesale customers in the United States, with products delivered from around the world.

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

We have developed a network of more than 100 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture the products we design and sell. We believe that none of our suppliers are material to our business as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during the current fiscal year.

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

Results of Operations

The three and nine months ended March 31, 2007 compared with the three and nine months ended March 31, 2006

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended March 31,
	2007		2006		Change
	$	%	$	%	$	%
Sales, net	3,859,256		3,391,663		467,593
Cost of sales	2,453,231	63.6	2,302,248	67.9	150,983	(4.3)
Gross profit	1,406,025	36.4	1,089,415	32.1	316,610	4.3
Selling, general and
operating expenses	1,391,615	36.1	997,103	29.4	394,512	6.7
Operating income	14,410	0.4	92,312	2.7	(77,902)	(2.3)
Total other expense	(228,857)	(5.9)	(171,485)	(5.1)	57,372	(0.8)
Net income (loss)	(214,447)	(5.6)	(79,173)	(2.3)	(135,274)	(3.3)

	For the nine months ended March 31,
	2007		2006		Change
	$	%	$	%	$	%
Sales, net	11,539,336		7,122,906		4,416,430
Cost of sales	7,531,291	65.3	5,104,545	71.7	2,426,746	(6.4)
Gross profit	4,008,045	34.7	2,018,361	28.3	1,989,684	6.4
Selling, general and
operating expenses	3,881,623	33.6	2,966,126	41.6	915,497	(8.0)
Operating income	126,422	1.1	(947,765)	(13.3)	1,074,187	14.4
Total other expense	(601,087)	(5.2)	(439,952)	(6.2)	(161,135)	1.0
Net income (loss)	(474,665)	(4.1)	(1,387,717)	(19.5)	913,052	15.4

Our revenues are derived primarily from the sale of home furnishing and home décor products through three customer segments, manufacturers, large retailers and specialty retailers. Sales for the three month period ended March 31, 2007 increased 13.8% to $3.9 million, compared to $3.4 million for the three month period ended March 31, 2006. Revenues from the specialty retailer segment were up $900,000 and revenues from manufacturers and large retailers were down $500,000 compared to the same period last year, due to the timing of large deliveries.. Sales for the nine month period ended March 31, 2007 increased $4.4 million to $11.5 million compared to $7.1 million the same prior year period. Sales for the nine month period ended March 31, 2007 to the specialty retailer segment were up $3.4 million and sales to manufacturers and large retailers were up $1.0 million over the period ended March 31, 2006. We believe the increase in revenues for the specialty retailer segment is due to our design team and our unique focus group driven product selection. The increase in revenues from manufacturers and large retailers was due to increased sales of exclusive designed products.

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

Cost of Sales

For the three months ended March 31, 2007, cost of sales decreased as a percentage of sales to 63.6% compared to 67.9% for the same period last year. For the nine months ended March 31, 2007, cost of sales decreased to 65.3% from 71.7% for the same period in the prior year. The percentage decrease is primarily due to the production efficiencies we continue to make in our wholly owned production facilities. In addition, we have recently begun shipping direct from the manufacturing facility overseas to our customers, which has reduced domestic warehousing and handling costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 increased $0.4 million to $1.4 million, compared to $1.0 million for the same period last year. The increase for the current three-month period is primarily due to the increase in selling costs associated with our increase in revenues for the independent retailers. For the same reason, operating expenses increased $1.0 million year over year in the nine month period ended March 31, 2007 of the fiscal year. In addition, we have incurred a $50,000 unfavorable variance related to currency exchange rates. However, as a percentage of sales this is an 8.0% decrease to 33.6% of sales due to the increase in total sales.

Net Operating Income (Loss)

Our net operating income decreased to $14,000, or 0.4% of sales, for the three-months ended March 31, 2007, compared to a net operating income of $92,000 or 2.7% of sales, for the same period last year. For the nine month period ending March 31, 2007, net operating income increased to $126,000, or 1.1% of sales compared to a net operating loss of ($948,000) or (13.3%) of sales for the same period last year.

Other Expense

Other expense for the three months ended March 31, 2007, was $228,000, an increase compared to $171,000 for the same period last year. Expense associated with interest for the current period was approximately $205,000, up from $172,000 in the prior year period. The increase is due to the greater borrowing costs caused by the climbing prime rate and a significant increase in borrowing to support the increased production to meet sales demands. For the nine month period ended March 31, 2007, other expense was up $161,000 to $601,000 from $440,000 the prior year. Interest for the nine month period was $532,000, up from $445,000 the prior year period.

Net Income (Loss)

Our net loss increased $135,000 to a loss of ($214,000) from a loss of ($79,000) in the three month period ended March 31, 2007 compared to the same period in the prior year. For the nine month period ended March 31, 2007, net loss decreased to ($475,000) from the prior year periodof ($1,388,000).

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($0.5) million at March 31, 2007, compared with ($1.0) million at March 31, 2006. Cash and cash equivalents and short-term investments were $0.5 million at March 31, 2007, compared to $0.3 at March 31, 2006. Cash used in operating activities during the nine-months ended March 31, 2007 amounted to $1.4 million compared to $1.8 million for the same period last year. The principal operating uses of cash during the current period were primarily attributable to $1.4 million increase in receivables.

In the three months ended March 31, 2007, accounts payable increased $0.8 million to $2.2 million compared to $1.4 million as of December 31, 2006. In the same periods, the percentage of factored receivables dropped from 70% at December 31, 2006 to 46% at March 31, 2007. This represents a decrease in the factored accounts receivables of $0.7 million. This change is due to timing of shipments and the factoring of the related accounts receivable.

Investing activities during the nine-months ended March 31, 2007, consumed $63,000 in cash. These funds were invested in the upgrade of our technological infrastructure, leasehold improvements in warehouse spaces, and expansion of production facilities in Indonesia.

During the nine months ended March 31, 2007, financing activities provided $1.8 million in cash. $0.8 million came from the issuance of short-term debt, $0.2 million from the issuance of long-term debt and an additional $0.4 million was provided by advances from our factor. An additional $0.5 million in cash was generated from two separate stock issuances.

We anticipate that our working capital needs will increase as our business grows. As of March 31, 2007, our working capital was ($0.5) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also from time to time have borrowed funds from certain of our stockholders, and we may continue to do so in the future.

On August 17, 2006, the Company issued a three-month promissory note payable to Quest Capital Alliance II, L.L.C. (“Quest Capital”) in the original principal amount of $75,000 that matures on November 17, 2006, with interest accruing at 13.25%. If a default occurs, the unpaid outstanding principal balance will become due immediately and thereafter accrue interest at a rate equal to 16.25%.

On September 11, 2006, the Company issued a promissory note payable to Quest Capital in the amount of $750,000. Principal funded to the Company was discounted by an origination fee of $41,250 which was amortized to interest expense over the term of the note. Stephen W. Fox, who is the general manager of Quest Capital, is also a director of the Company. Interest on the outstanding principal accrued interest January 9, 2007 through February 12, 2007 at a rate of eighteen percent (18%) per annum and twenty-one percent (21%) per annum, February 13, 2007 through March 15, 2007. The note is secured by a security interest in the Company’s inventory and proceeds from inventory. This note was amended March 15, 2007 to extend the maturity date to March 15, 2008 and lower the interest rate to thirteen and three-quarters percent (13.75%) per annum. Interest under the amended note will be paid monthly. All accrued interest through March 15, 2007 has been paid. The default interest rate is equal to twenty-one percent (21%) per annum.

The Company entered into a new Master Purchase and Sale Agreement with Bibby Financial Services (Midwest), Inc. (“BFS”) on March 31, 2006, which governs the factoring arrangements provided by BFS to Decorize and its subsidiaries. The new agreement replaced a prior agreement entered into between Decorize and BFS in August 2005. The BFS factoring arrangements provide Decorize with a maximum credit facility of $3,000,000. Decorize submits accounts receivable to be purchased by BFS, and BFS pays Decorize up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees and reserves. For the nine months ended March 31, 2007, the Company and its subsidiaries factored $8,848,074 in accounts receivable and received $7,725,800 in cash from BFS. The total administrative factoring fees were $192,997 and the interest paid on advances from the factor amounted to $119,789 for the nine months ended March 31, 2007.

The Company has made two private placements of common stock for total consideration of $537,500. The funds will be used to expand capacity in the Company’s manufacturing facilities. This will allow the company to meet the increasing demand for their product and expand sales to our specialty retail customers.

Factored borrowings at March 31, 2007 increased $470,000 (51%) from June 30, 2006 but decreased $0.8 million (37%) from the balance at December 31, 2006. These changes are related to a significant increase in the accounts receivable balance available for and shipped during the quarter ended December 31, 2006. Because the Company routinely requests advances for the maximum amount permitted under its factoring arrangements in order to fund production, it is expected that accounts receivable and factored borrowings will vary in direct correlation to significant increases or decreases in shipments for a given period.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2007, the end of our fourth fiscal quarter. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of March 31, 2007 for the reasons described below.

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

During the last period management developed written policies regarding the valuation of reserves and documented controls within the invoicing process. Preparation has also been made to implement controls over the accounting close process. Personnel that were added to foreign business units in the first and second quarters of the current fiscal year have resulted in a significant improvement in controls within those entities, including more timely and accurate reporting.

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

DECORIZE, INC.

Dated: May 15, 2007	By:
Stephen R. Crowder President and Chief Executive Officer (Principal Executive Officer)

By:
Billie J. Montle Interim Vice President of Finance (Principal Financial Officer)