Form 10QSB/A
period 2007-03-31
DECORIZE INC
filed 2007-07-27
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to __________________

Commission File Number:   001-31260

DECORIZE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	43-1931810
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1938 E. Phelps, Springfield, Missouri 65802
(Address of Principal Executive Office)

Registrant's telephone number :   (417) 879-3326

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

Explanatory Note

This Form 10-QSB/A is being filed by Decorize, Inc. to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007 (the “Report”) that was filed with the Securities and Exchange Commission on May 16, 2007. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except for information identified as being subsequent to the date of the Report.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

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

 Readers are referred to the caption " Risk Factors " appearing at the end of Item 1 of our 2006 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our revenues are derived primarily from the sale of home furnishing and home décor products through three customer segments, manufacturers, large retailers and specialty retailers. Sales for the three month period ended March 31, 2007 increased 13.8% to $3.9 million, compared to $3.4 million for the three month period ended March 31, 2006 . Revenues from the specialty retailer segment were up $900,000 and revenues from manufacturers and large retailers were down $500,000 compared to the same period last year, due to the timing of large deliveries. . Sales for the nine month period ended March 31, 2007 increased $4.4 million to $11.5 million compared to $7.1 million the same prior year period. Sales for the nine month period ended March 31, 2007 to the specialty retailer segment were up $3.4 million and sales to manufacturers and large retailers were up $1.0 million over the period ended March 31, 2006. We believe the increase in revenues for the specialty retailer segment is due to our design team and our unique focus group driven product selection. The increase in revenues from manufacturers and large retailers was due to increased sales of exclusive designed products.

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

Liquidity and Capital Resources

Our working capital was ($0.5) million at March 31, 2007, compared with ($1.0) million at March 31, 2006 . Cash and cash equivalents and short-term investments were $0.5 million at March 31, 2007, compared to $0.3 at March 31, 2006. Cash used in operating activities during the nine-months ended March 31, 2007 amounted to $1.4 million compared to $1.8 million for the same period last year. The principal operating uses of cash during the current period were primarily attributable to $1.4 million increase in receivables.

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

On April 12, 2007, our Board of Directors received a letter from the American Stock Exchange LLC (“AMEX”) indicating that AMEX intended to file a delisting application with the SEC in order to terminate the listing of our common stock on the exchange. The April 12 letter from AMEX indicated that this decision was based upon its determination that the Company was not in compliance with certain continued listing standards of AMEX. We subsequently applied to have our shares of common stock quoted on the Over the Counter Bulletin Board (“OTCBB”), and our application was approved and our shares listing on the OTCBB approved in May 2007. We believe that the OTCBB is a better trading platform for our shares, in light of our current stage of development, and that the OTCBB will be more cost effective than listing on a securities exchange. We currently anticipate that the principal source of working capital in the foreseeable future will continue to be from the issuance of short-term debt instruments and advances from our factor, or we may consider moving to an asset-backed credit facility from a more traditional lender. We do not believe that the move from AMEX to the OTCBB will have any impact on the availability of any of those forms of debt financings, and none of our current loan agreements or any related covenants were impacted by the transition to the OTCBB. In addition, we note that our most recent private placements of equity were made in February of this year, after we had disclosed our plans to move to the OTCBB, and we continue to expect that sources of equity financing will be available to our company following the move to the OTCBB.

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

Management has begun taking steps to attempt to address the deficiencies and weaknesses noted by BKD, however, it has not successfully resolved all matters raised by BKD. Management is addressing the documentation of accounting policies and procedures by approving the hiring of additional personnel in the accounting department. Management has also approved additional personnel to address the weaknesses in overhead allocation and inventory accounting at the Company’s Indonesian production facility. These additions will begin to alleviate the pressures on current accounting personnel. Management and the Audit Committee believe that the segregation of duties is extremely difficult in a small company with limited financial resources, such as the Company, and consequently some risk must be accepted while the Company continues to develop its operations and improve its financial position. However, compensating controls have been put into place to minimize these risks. While duties are assigned to our personnel in a manner that we feel provides the best segregation possible, our limited resources dictate that our personnel be cross-trained in order to provide adequate coverage at all times. This cross coverage results in system access being available to individuals to an extent that may violate segregation of duties principles. The biggest risk that results from this impact on segregation of duties is the possibility of expense misstatement, such as cash diversion and expense overstatement. In order to compensate for this potential risk, the Company has put several detective controls in place. For example, checks drawn against the Company’s operating account require a physical signature for any amount and two signatures for amounts more than $10,000. Also, our accounting personnel located overseas provide our domestic accounting department with bank reconciliations that tie to the corresponding cash payments made from the United States; and our management reviews the general ledger and transaction detail each month. We believe that management’s review provides a strong detective control because of the small size of the Company. The Company has few revenue sources and expenses are predictable. In a small business such as ours, management can be much more informed of what details to expect in the financials than would be true in a larger organization with more varied revenue sources and expenses.

Management has committed to provide the audit committee with documented policies and procedures that have identified controls for all areas affecting the financial statements by the end of the calendar year 2007. During the last period, management developed written policies regarding the valuation of reserves and documented controls within the invoicing process. Specifically, the policies for valuation allow for development of a consistent allowance that is supported by the all available evidence and is in compliance with GAAP. The reserves we have established include Bad Debt Allowance, Sales Returns Allowance, and Inventory Reserve. Each policy was developed after the analysis of the operations data during the last 18-24 months. Controls over the invoicing process were altered to compensate for a new process. The Company began utilizing a cross docking service, and this new process required changes to the existing controls. The cross docking service is provided with a distribution for the product on ocean containers and then returns the list with shipping tracking information to the Company for invoicing. A reconciliation process was developed to ensure all products on the pack list had been invoiced or otherwise categorized and tracked.

Personnel that were added to foreign business units in the first and second quarters of the current fiscal year have resulted in a significant improvement in controls within those entities, including more timely and accurate reporting. These changes in our overseas accounting department mainly revolved around the hiring of a plant controller. This position began monthly inventories prior to the month end close each month. This has resulted in more accurate and consistent costing information which was a high risk prior to the creation of this position. This position was filled by an accountant with an understanding of GAAP who is able to make entries based on the accrual method. Clerks overseas previously had trouble understanding this method, which would result in swings between the financial months that did not properly reflect the activities for the period. The additional personnel also have relieved some of the segregation of duties issues, for instance, the cash disbursement and bank reconciliations for that department can now be separated.

Progress has continued and a number of procedures have been developed thru the filing date of this report. We have now implemented new close procedures which allow the Company to close the monthly books in a few days. This was accomplished by providing a detailed schedule of when each close item would be completed. A tight schedule is particularly important when closing activities are reliant upon others. Without a proper cutoff and timely completion, other activities are either re-done multiple times or delayed. A documented schedule ensures that monthly entries are made consistently and are given the proper review. A quick close process allows for timely reporting to departmental managers allowing them the opportunity to take more timely action on deviations and makes the accounting department more efficient.

Management reports the progress on the improvements in its control procedures to the audit committee on a monthly basis.

PART II - OTHER INFORMATION
Item 6.   Exhibits

 The following exhibits are filed as part of this report :

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

DECORIZE, INC.

Dated: July 27, 2007	By:	/s/ Stephen R. Crowder
Stephen R. Crowder President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Billie J. Montle
Billie J. Montle Interim Vice President of Finance (Principal Financial Officer)