Form 10KSB
period 2007-06-30
DECORIZE INC
filed 2007-09-28
CIK 1095471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-KSB

☒ Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2007.

or

☐ Transition Report Under Section 13 or 15 (d) of the Securities Act of 1934 for the transition period from ________ to __________.

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
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑

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

The registrant’s revenues for the fiscal year ended June 30, 2007, were $15,919,683.

As of September 24, 2007, the total aggregate market value of the 11,218,599 shares of voting and non-voting common equity held by non-affiliates of the registrant was $4,038,695.60, based upon a closing bid of the registrant’s common stock as reported by The OTC Bulletin Board on that date of $0.36 per share. The term “affiliates” is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the common stock of the registrant. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

At the close of business on September 24, 2007, there were issued and outstanding 26,634,068 shares of the registrant’s common stock.

Documents Incorporated By Reference:

The information required by Part III of this report is incorporated by reference to portions of the registrant’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders to the extent set forth herein.

DECORIZE, INC.

i

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us, identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

•	the risks associated with growth;

•	our failure to purchase and manufacture merchandise at attractive prices;

•	changes in consumer demand and preferences that cause people to desire products other than those traditionally offered by Decorize; and

•	risks associated with the lack of liquidity of our shares of common stock due to the limited public market for our common stock.

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

PART I
Item 1. Description of Business.

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc., in March 2000 to create a direct “source to business” home furnishings company to serve both large and small retailers in the United States, with products delivered from Asia. The Decorize business model relies on manufacturing and importing our home furnishings products direct from Asia to our retailers' sites in the United States. All of the products we sold during our most recent fiscal year were manufactured by suppliers located in Asia. Products primarily designed and marketed to independent retailers are marketed under the GuildMaster brand name so that we may continue to build on customer awareness of that brand. Products we design and source for large retailers are exclusively marketed under the Decorize brand name.

We use our “source to business” model to serve two distinct markets, the source to large retailers market and the source to independent retailers market. The source to large retailers market is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The independent retailers market includes small retailers, high-end department stores and designers or decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accents from overseas. The prices of our products include the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the independent retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates on the ocean freight, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

During fiscal 2007, the revenue mix of the two retail markets we serve was approximately 66% from independent retailers and 34% from large retailers. The independent retailers market historically has not comprised the majority of the revenue mix. However, the Company has continued to shift more resources to growing this portion of the business to service the 35,000 retailers who occupy this market space.

Decorize

We source our products from a network of manufacturing partners in Asia, principally China, Indonesia, India and the Philippines. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our large retailer customers in the United States. We are able to pass on lower prices to large retailers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third party. The products sourced to be moved through our specialty retailers channel are either shipped from Asia directly to our fulfillment center in Springfield, Missouri or are shipped direct to our customer utilizing a third party cross docking service. Decorize has two wholly-owned domestic subsidiaries, GuildMaster, Inc. and Faith Walk Designs, Inc., and two wholly-owned foreign subsidiaries, WestWay Enterprises, Ltd. and P.T. Niaga Merapi.

GuildMaster

GuildMaster, Inc., a Missouri corporation (“GuildMaster”), is our wholly-owned domestic subsidiary, which we acquired in June of 2001. GuildMaster was founded in 1981 and is well recognized in the industry for its design uniqueness. From its beginning, the GuildMaster brand has predominantly focused on custom, high-end home accent products. We have leveraged the GuildMaster name to market and brand the products we sell through our specialty retailer channel.

Faith Walk

Faith Walk Designs, Inc., a Missouri corporation (“Faith Walk”), is our wholly-owned domestic subsidiary, founded by our Vice President, J. Michael Sandel, and his spouse, which we acquired in July 2001. Prior to this acquisition, Faith Walk sourced its products in unpainted form from domestic suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our business model, all former Faith Walk branded designs are manufactured entirely by our suppliers in Asia and are marketed under the GuildMaster brand name.

WestWay Enterprises, Ltd.

WestWay Enterprises, Ltd., our wholly-owned foreign subsidiary located in Dongcheng, China (“WestWay”), was created in July 2003. The formation of this subsidiary was required because of local regulations affecting our ability to employ personnel locally. WestWay employs approximately eighteen personnel, who primarily manage quality control and quality assurance for products manufactured by suppliers within the country of China.

P.T. Niaga Merapi

In October 2003, we created P.T. Niaga Merapi, our wholly-owned foreign subsidiary with offices located near Yogyakarta, Indonesia. We initially created this foreign subsidiary to comply with local regulations and requirements for Decorize to employ local residents whose primary purpose was to be responsible for quality control and assurance within the country of Indonesia, where a substantial amount of our GuildMaster products are manufactured. In April 2004, to further improve our product quality, we acquired an Indonesian facility to conduct light manufacturing, final assembly, and finishing operations. This operation allows us to consistently provide a more unique and higher quality product than previously available from third party manufacturers within the country. In addition, through this new finishing facility, we are able to better package our finished products for shipping and reduce the amount of losses incurred during the transportation process due to faulty or inadequate packaging.

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

Our "source to business" model for the large retailer customers eliminates several layers of handling and warehousing by importers and distribution centers. Products are sourced in Asia and shipped directly to retailers in the United States. We believe that a majority of our industry competitors ship product through several levels of warehouse facilities, which we estimate would increase the cost of our products by up to 15%.

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

We have developed support systems for manufacturing of our products in Asia, which provide product development support and quality assurance supervision in the production, packaging and shipping of our private label products. A very important element of our business model is a concentration on designing and customizing proprietary product lines to meet specific customer needs. This model enables us to provide high-volume, high-quality proprietary products to large retailers at attractive prices and offers independent retailers access to a broad range of accessories and accent furniture that was previously not available to them.

Our support systems consist primarily of quality control personnel who oversee the manufacturing done by our suppliers throughout Asia. Our overseas employees are an integral part of the direct shipping method that we prefer. The oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team is integral to our business model’s success. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and procurement of items available in Asia that would not likely have become part of our product offerings without our overseas staff. Currently, our company employs approximately 397 persons overseas, and we may increase that number to suit our level of production and design. Our focus overseas will continue to be on quality control, concentrating on items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

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

Although we are currently focusing our efforts on limited categories and products that are most productive for us, our long-term strategy includes the acquisition or in-house development of additional product categories that will enable us to offer a broad line of accessories, accent furniture and related categories. Potential product categories into which we may expand our product offerings include specialty lighting, gifts, institutional furnishings, ironwork and florals, which are product areas in which we are not currently well-represented. We also intend to develop our current staff and management and operational infrastructure in order to pursue marketing opportunities that we have identified in new product areas in customer markets that we are not currently pursuing. In that regard, we intend for our overseas support systems to increasingly be responsible for developing new product offerings by researching items that may be available in the overseas market for which they are responsible. We expect that we will need to raise additional external funds to implement our growth strategy in a timely fashion. To that end, we expect to evaluate various financing opportunities in private or public markets and will arrange financing when appropriate terms are available.

Merchandise; Research and Development

We design, market and sell through our distribution chain a variety of imported home furnishings and home accent items, such as hand-painted or traditionally-finished armoires, chests, tables, chairs, painted furniture, paintings, sculpture, tapestries, other fine art pieces, various hand-made ceramics, candles, lamps and similar accessory items. Accent furniture includes items such as occasional tables, end tables, mirrors, wicker chairs, tables and ottomans. Accessories include items such as wood, rattan, glass or ceramic bowls, statuettes, vases, candles and candleholders, baskets, boxes, lamps and bath items. Wall art includes a variety of traditional art such as framed oil paintings or prints, but also includes many other types of materials and designs, including fabrics, woven materials and collages.

Our product offerings are now marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by the particular brand’s customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their retail consumers through their brick and mortar store locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to consumers that shop at their brick and mortar store locations. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,000 unique items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace.

Utilizing technology, we have assembled a world wide focus group of over 100 designers, sales professionals and retailers to participate in the semi-annual selection process of new products. We plan to increase the size of the focus group to over 1,000 persons in the near future, which we believe will give us a competitive advantage as we select new product designs for introduction to the marketplace. Furthermore, as we introduce leading edge design to the early adopters in the independent retail channel and collect market data we are able to take the “best” sellers or variants thereof to the large retail customers.

Since our inception, we have not experienced any significant difficulty in manufacturing or otherwise obtaining quality merchandise in adequate volumes and at suitable prices.

Suppliers

We have developed a network of more than 100 supply partners in China, the Philippines, Indonesia and India that manufacture most of the products we sell to our customers. For the year ended June 30, 2007, Decorize's top ten vendors accounted for approximately 73.7% of our total purchases from third parties. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other’s needs and requirements. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements. As our supply partners become more familiar with Decorize’s business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and in increasing our reliance on particular supply partners for meeting our overseas manufacturing needs. However, we believe that none of our suppliers are material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both Asia and other parts of the world.

The raw materials used by our suppliers, such as wood products, metal, glass and ceramics, are readily available in many places throughout the world. Because of the availability of replacement raw materials, we do not anticipate any significant difficulties in obtaining suitable raw materials for the manufacture of our products, even if there is a shortage of those materials in any particular country or region in which our suppliers are located.

The relationship with our logistics companies provides us with state-of-the-art staging and warehousing facilities in the countries from which we source products. However, if necessary, we have alternative sources for those staging and warehousing services.

Customers

The current customer base for our brands includes approximately twelve large retailers and more than 1,000 small retailers, designers and decorators. During the year ended June 30, 2007, our customer revenues were approximately $15.9 million. Although our top five customers in the past year accounted for approximately 36% of our revenues, our business plan for growing our business is expected to result in greater revenue diversification. During fiscal 2007, our top five customers from the standpoint of revenues were Broyhill, Stein Mart, Klaussner, Neiman Marcus and Office Max. Our purchase orders with our customers are completed on a purchase-by-purchase basis. As such, we have not entered into any long-term purchase agreements with any customers, nor do we have any formal volume commitments with any of them.

 Industry and Competition

We estimate that the premium home accents and accessories market of the home furnishings industry in which we compete includes approximately 35,000 companies that account for approximately $12 billion of sales at the retail level. We believe that there are no dominant competitors within the premium home accents and accessories market of the home furnishings industry.

There is intense competition in our industry. However, we believe that our low-cost business model, our ability to provide highly customized products, our successful selection/design of fashion trends, our large number of products, our low inventory requirements and our intensive customer service practices will attract a growing number of customers and will allow us to increase revenues rapidly. Our model is not protected from duplication and it is possible that other companies will compete with us by using a similar approach in conducting their business.

Foreign Market Risks

As an importer of manufactured products from several countries in the Pacific Rim, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. This perception arises because the majority of our products are manufactured in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade Organization should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in several different countries, which we believe protects us from the political risks of any one country or region.

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

Warehousing and Distribution

Our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required is critical to our success. The greater part of the products we sell are shipped directly from our manufacturers in Asia to our customers’ stores or distribution centers, so we do not carry any inventory related costs.

In an attempt to provide more timely and efficient delivery to our customers, we have begun utilizing the services of UPS Trade Direct for our independent retail customers. Product is shipped from Asia, containers are cross docked and then individual customer shipments are made by UPS Trade Direct. This method allows us to remove 7-10 days from the delivery time to the customer. We recognize that quick and efficient distribution is important to our customers, and we are continually pursuing improvements in our delivery process.

Our ability to track orders and merchandise delivery in a detailed and timely manner is an essential requirement for us to eliminate excess warehouse and retail capacity under our direct ship model. In response to this need for detailed order information, Decorize developed a tracking system with our logistics provider that utilizes computer and internet technology to track the transport and storage of our goods down to the SKU level. The logistics technology we use lets us know in real time where our merchandise is at all times and when those products will be delivered to our customers. We can also track costs in the same detailed and timely fashion using this technology. Since we first began developing our direct ship model, we have consistently sought the services of those logistics providers that have the capabilities to make the technology available to us, since the ability to track our orders, merchandise and costs is such a significant benefit to that shipping model. Decorize has no intellectual property rights in the tracking process or the technology used in the tracking process; however, we believe that there are a significant number of other logistics suppliers that would be able to provide the same technology and, with our assistance, duplicate the tracking process that we currently use.

Management Information Systems

We maintain a corporate enterprise software system, which integrates purchase orders, imports, transportation, distribution and financial systems. This system also supports all subsidiary companies and the consolidation of the same. Expenditures for continuing upgrades of management information systems are anticipated in the foreseeable future to refine and update these systems.

 Trademarks and Tradenames

We completed the registration for the service mark "The World's Décor...Right to your Door" on September 2, 2002, with the United States Patent and Trademark office. The registration for “The World’s Décor … Right to your Door” will terminate in 10 years from the date of grant, or may be cancelled after 6 years if we do not file the appropriate documents evidencing our continued use of that mark. Our application for the service mark “Decorize” was filed in April 2002 and registration was granted in August 2003.

In addition, we have common law rights to the use of “decorize.com” and “The World’s Décor….Right to your Store”; however, we have not chosen to complete an application for registration of those marks at this time.

Employees

As of June 30, 2007, our company and its subsidiaries employed 432 persons on a full time basis, including 397 at our overseas operations in Asia. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are good.

RISK FACTORS

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2000. The acquisitions of our two domestic operating subsidiaries were completed in June and July of 2001. Even though GuildMaster and Faith Walk operated independently for some time prior to being acquired, we do not have an extensive operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations. Furthermore, the opportunity for significant sales growth to large retail customers could dramatically impact our financial performance. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our relatively brief operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have incurred losses historically, and we may not be able to attain or maintain profitability in the future.

We incurred a net loss of $0.7 million for the fiscal year ended June 30, 2007, which was a decrease of 68% from the $2.2 million loss in fiscal 2006. Although our margins improved substantially during 2007, we have not achieved profitability. We will need to generate greater revenues and maintain or improve our operating margins to achieve and maintain profitability in the future. If we incur operating losses on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

Our customer mix currently consists of approximately twelve large retailers and more than 1,000 small retailers, designers and decorators. We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products, and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2007 accounted for approximately 36% of our revenues, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume or at all.

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

Based on our current plans, we are adjusting our operating expenses so that cash generated from operations and from working capital financing and other short term financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. However, if our forecasts are inaccurate, we will need to raise additional funds. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of June 30, 2007, our total number of employees was 432, including 397 employees at our overseas operations in Asia. We have experienced a high rate of sales growth, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders and product quality issues. We addressed those capacity issues by hiring additional personnel and increasing the capacity of our facilities, and we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers’ needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce and improve our financial and managerial controls to keep pace with the growth of our operations.

We face substantial competition from numerous sources, many of which have access to greater resources than we do.

Competition in the wholesale market for home furnishings is intense. We compete with a diverse group of wholesalers ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than Decorize. We believe that barriers to entry in the wholesale furniture and home furnishings market are not significant, and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as ours do not require the wholesalers to own warehouses, showrooms and factories to operate, which we believe is because (i) our direct ship business model can be operated with minimal warehousing needs and costs, which are significantly less than traditional models, (ii) wholesale product orders can be placed after receipt of customer orders, in order to further reduce warehousing needs, (iii) samples can be shown to customers at little or no cost, without the necessity of showroom space for actual product, (iv) if a competitor wants showroom space, it is typically available for lease at competitive rates in most United States markets and (v) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If wholesalers with significantly greater resources than Decorize decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors, and our revenues will decline.

Our directors have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

The current members of our Board of Directors beneficially own, in the aggregate, 39.8% of our common stock on a fully diluted basis. As a result, if they choose to vote in concert, our directors could significantly influence the outcome of any corporate matter submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the Board of Directors would be able to obtain the number of votes necessary to overrule the Board of Directors.

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

We import products that we have manufactured, purchased or had manufactured for us overseas. Merchandise imported directly from these overseas manufacturers currently accounts for all of our total purchases. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and warehouse products in the United States. Deliveries of our products may be disrupted through factors such as:

•	raw material shortages, work stoppages, strikes and political unrest;

•	problems with ocean shipping, including work stoppages and shipping container shortages;

•	increased inspections of import shipments or other factors causing delays in shipments; and

•	economic crises, international disputes and wars.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2007, marketing and advertising expenses were approximately $377,000, which represented 7.1% of our operational expenses for that year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. However, if we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline in the short term.

Our businesses are not diversified, which could result in significant fluctuations in our operating results.

All of our business is involved in the retail and wholesale marketing of furniture and other home products, and, accordingly, is dependent upon trends in the home furnishings sector. Downturns in the home furnishings sector could have a material adverse effect on our business. A downturn in the home furnishings sector may reduce our stock price, even if our business is successful.

There are certain rules applicable to our common stock as a “penny stock,” and those rules may limit the liquidity and the resale of our common stock.

The Securities and Exchange Commission (the “SEC”) has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the Over the Counter Bulletin Board (“OTCBB”) or the “Pink Sheets,” they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to completing a sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. Our common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our common stock, once you own them. Investors in penny stocks, including our common stock, should be prepared for the possibility that they may lose their whole investment.

Our common stock is not listed on a national exchange, and the current public market for our common stock is limited and highly volatile, which generally affects the price of our common stock.

Our common stock currently trades in the United States only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange. We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock. The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

Historically, the volume of trades for our stock has been limited. Moreover, thus far the prices at which our common stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	the depth and liquidity of the markets for our common stock;

•	investor perception of Decorize and the industry in which we participate;

•	general economic and market conditions;

•
statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

The trading activity in our common stock should be considered sporadic, illiquid and highly volatile. An active trading market for our common stock may not exist in the future. Even if a market for our common stock does exist, investors may not be able to resell their common stock at or above the purchase price for which such investors purchased such shares.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of the specific companies. As a result of the factors identified above, a stockholder (due to personal circumstances) may be required to sell his shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

Item 2. Description of Property.

Our corporate headquarters are based in a single leased building of approximately 9,600 square feet located in Springfield, Missouri. The rent for this space is $3,766 per month and the facilities are in good condition. The current term of the lease for our corporate headquarters ends in April 2008. We anticipate that if additional space is required within the next twelve months for our headquarters, then such space will be available in the Springfield area on a reasonable commercial basis.

We currently lease and operate a 22,000 square foot fulfillment center located in Springfield, Missouri on a month to month basis. The lease is for a minimum 10,000 square feet at a monthly rate of $0.60 per square foot utilized, but allows for expansion and contraction of square footage as necessary on a month-to-month basis up to a maximum of 45,000 square feet. Decorize averages approximately 15,000 square feet of utilization on a monthly basis. The Springfield facility is in good condition, and we believe the space is adequate for our operations in the foreseeable future. The current agreement is on a month to month basis, however, we believe that we could lease suitable space at comparable rates in the Springfield area should that be necessary.

We also lease additional design studio and office space of approximately 1,950 square feet located in Houston, Texas. We continue to lease this facility on a month to month basis.

We lease and operate our own showroom of approximately 8,951 square feet located in High Point, North Carolina. The High Point showroom lease terminates on October 31, 2009. The rent for the period ending October 31, 2008 is $9,866.30 per month, and for the period from November 1, 2008 to October 31, 2009 will be $10,162.00 per month. We have an option to renew the lease for one five-year period following the October 31, 2009 termination date.

Pursuant to agreements with independent sales representative groups, we lease varying amounts of floor space at eight regional showrooms throughout the United States. The monthly rental payments vary between approximately $500 and $7,500.

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

Item 3. Legal Proceedings.

We are subject to certain legal proceedings and claims from time to time that arise in the ordinary course of and are incidental to the business. In the opinion of management, the amount of ultimate liability with respect to these actions, whether individually or in the aggregate, will not materially affect our consolidated results of operations or our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Shares of our common stock are currently quoted on the OTCBB under the symbol “DCZI.OB”. Our shares began quotation on the OTCBB on May 23, 2007. The following table summarizes the high and low historical closing prices reported by the OTCBB Historical Data Service for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions, so those quotes may not represent actual transactions.

	High	Low

Fourth Quarter 2007 (May 23 through June 30)	$0.60	$0.50

Previously, our common stock was traded on The American Stock Exchange from March 8, 2002 until April 27, 2007, under the symbol "DCZ". The following table summarizes the highest and lowest closing prices per share as reported by The American Stock Exchange for the periods indicated.

	High	Low
Fourth Quarter 2007 (through April 27)	$0.58	$0.29
Third Quarter 2007	0.84	0.40
Second Quarter 2007	0.49	0.23
First Quarter 2007	0.33	0.17
Fourth Quarter 2006	0.51	0.23
Third Quarter 2006	0.62	0.32
Second Quarter 2006	0.81	0.46
First Quarter 2006	0.79	0.45

We had approximately 85 record holders of our common stock as of September 17, 2007, according to the books of our transfer agent. A significant number of shares were held in street name, so the Company believes that the number of beneficial owners is significantly higher.

We have not paid cash dividends on our common stock since our inception. Our Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

The following table summarizes as of June 30, 2007, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	928,250	$0.19	1,944,750

Equity compensation plans not approved by security holders	-	-	-

Total	928,250	$0.19	1,944,750

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Goodwill - Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. As of June 30, 2007, Decorize did not identify or record any impairment.

Revenue Recognition - Our revenue is generated through the sale of merchandise to customers for prices that are fixed at the time the order is placed. We recognize revenue when pervasive evidence of the sale exists, the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is considered to have occurred when the customer receives title to the products. Depending upon the specific terms of the transaction, title may transfer upon shipment of the products to the customer or upon receipt of the products by the customer. Sales are billed and our services are complete upon receipt of title by the customer. Collectibility of the amounts billed to customers is reasonably assured. We provide an allowance for expected sales returns, which is estimated based upon our historical experience.

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

Stock Options - Prior to July 1, 2005, we accounted for our stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We used the intrinsic value-based method for measuring stock-based compensation cost with required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-based Compensation. The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005, as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB Opinion No. 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant).

Effective July 1, 2005, Decorize adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and we applied the modified prospective method of application. Accordingly, after July 1, 2005, we began expensing the fair value of stock options granted, modified, repurchased or cancelled. Our valuation methodologies and assumptions after adoption of SFAS No. 123R are the same as those used prior to adoption for measuring pro-forma stock based compensation expense as required under SFAS No. 123 except that the effects of future forfeitures are estimated when determining compensation cost under SFAS No. 123R. There was no one-time effect of adopting SFAS No. 123R as of July 1, 2005 because there was no compensation cost related to non-vested awards not yet recognized. The Company’s loss from operations, loss before income taxes, net loss, basic and diluted loss per share available to common stockholders were not different as a result of the adoption of SFAS 123R for the year ended June 30, 2006 than if it had continued to account for share-based compensation under the recognition and measurement provisions of APBO 25, and related interpretations, as permitted by SFAS 123.

The fair value of options granted during the year ended June 30, 2007 was estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: Dividends per share, $0; Risk-free interest rate, 4.86%; Weighted-average expected life of options, 6.2 years; Expected volatility, 73%. A total of 1,112,500 and 0 options were granted under the Plan during the years ended June 30, 2007 and 2006, respectively.

Partially in anticipation of adopting SFAS No. 123R, on May 4, 2005 the Company replaced all of its unvested and many of its vested employee stock options by issuing new stock option awards. The new and modified options were fully vested and had substantially lower exercise prices than the previously outstanding options. This change was made to provide an increased incentive to our employees and encourage exercise of employee stock options and resulted in additional disclosed pro-forma stock based compensation expense during fiscal 2005. Had these modifications and new awards been made after adopting SFAS No. 123R, it would have resulted in additional recognized compensation expense.

Results of Operations and Comparison of the Year Ended June 30, 2007 to the Year Ended June 30, 2006

The following table presents certain items included in Decorize’s consolidated statements of operations, a copy of which is included in this Annual Report, and the percentage of total revenues for the periods indicated. All such data should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and accompanying notes.

	For the fiscal years ended June 30,
	2007		2006		Change
Sales (net)	$15,919,683	100%	$9,242,278	100.0%	$6,677,405	-
Cost of sales	10,976,817	68.9%	6,744,131	73.0%	4,232,686	(4.1)%
Gross profit	4,942,866	31.1%	2,498,147	27.0%	2,444,719	4.1%
Operating expenses	4,902,737	30.8%	4,110,090	44.5%	792,647	(13.7)%
Operating income (loss)	40,129	0.3%	(1,611,943)	(17.4)%	1,571,814	17.7%
Total other expense	722,332	4.5%	629,795	6.8%	92,537	(2.3)%
Net loss	(682,203)	(4.2)%	(2,241,738)	(24.3)%	1,559,535	20.1%

Sales

Our sales are derived primarily from the sale of home furnishing and home décor products to large and independent retailers. Sales for fiscal 2007 increased $6.7 million, or 72.1%, to $15.9 million compared to $9.2 million in fiscal 2006. Sales to independent retailers increased 85.3%, while sales to large retailers increased 51.5%. We believe our revenue growth is the result of a continued focus on sales efforts and constant improvements to our product selection and quality. Returns and allowances from both large and small retail customers decreased from 6.8% in fiscal 2006 to 6.1% in fiscal 2007. This decrease can be attributed to a quality issue on proprietary product for large retailers in fiscal 2006 that was resolved in fiscal 2007. Our sales growth to large retail customers was slower because the sales cycle is significantly longer than that of the small independent retailer. We believe that we have presented our product and services to only a small portion of a vast number of large- and medium-sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to current retail customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations.

Our company has existed in its present form only since July 2001, and, accordingly, we do not have an extensive history of sales information as a combined entity. In the past, approximately 55% of our sales came during the first two quarters of our fiscal year, and the remaining 45% shipped in the second half of the year. For fiscal year 2007 and 2006, 48% and 40%, respectively, of the sales shipped in the first half of the year. In fiscal 2006, the shift was due to the soft revenues from our large retailers in the first half of 2006. In 2007, large retailers followed the traditional pattern; however, specialty retailers shipments were still heavier in the second half of the year. This is due to the increased production and filling backorders in the second half of the year. In addition, faster delivery methods increased the shipments to specialty retailers in the last half of fiscal 2007. We do believe that generally there is a slight increase in sales for the quarters ending September 30 and December 31, compared to the two following quarters, due to the buying patterns of large retailers in preparation for the holiday months. However, this slight seasonal pattern can easily be negated by revenue growth or retraction as was the case during fiscal 2006 and 2007.

Cost of Sales

The cost of sales for fiscal 2007 decreased as a percentage of sales to 68.49%, compared to 73.0% for fiscal 2006. We believe that the percentage decrease in costs for fiscal 2007 compared to the prior year was the result of management’s concerted efforts to run efficient manufacturing facilities in Asia and successful vendor negotiations. In addition, we eliminated slow moving product offerings and improved our designs, providing faster inventory turnover and fewer markdowns on aging inventory.

Operating margins and pricing in our industry are very competitive. We must focus on selling more goods to more customers at very competitive prices in order to increase our revenues. Greater sales volumes, especially from large retailers, may come at the expense of some gross margin.

Operating Expenses

During fiscal 2007, our operating expenses increased $0.8 million to $4.9 million, compared to $4.1 million for fiscal 2006. The majority of this increase is related to selling expense and the 72% increase in sales. SEC filing expenses, legal costs and investor relations expenses increased $0.1 million. All other expenses were flat or slightly decreased.

Other Expense

Other expense for fiscal 2007 increased to $0.7 million compared to $0.6 million for fiscal 2006. The increase is attributed to an increase in interest related to additional debt in fiscal 2007.

Net Loss

Income from operations was $0.04 million in fiscal 2007, a $1.6 million increase over the operating loss of $1.6 million in fiscal 2006. The increase was a direct result of our increase in sales and our ability to hold our general and administrative costs constant while our sales increased. In addition, we continued to improve our production efficiencies. Basic and diluted loss per share decreased $0.09 per share to $0.03 per share for fiscal 2007, compared to $0.12 per share in fiscal 2006.

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

Liquidity and Capital Resources

We had working capital of approximately $(0.49) million at June 30, 2007, compared with $(0.8) million at June 30, 2006. Cash and cash equivalents and short-term investments were $0.8 million at June 30, 2007, compared to $0.1 million at June 30, 2006. Cash used in operating activities decreased from $2.3 million in fiscal year 2006 to $0.8 million in fiscal year 2007. The principal operating uses of cash during fiscal year 2007 were attributable to the net loss of $0.7 million, and a $1.40 million increase in receivables. Inventories and prepaid expenses consumed an additional $0.2 million. The amount of cash used during the current fiscal year was reduced by a $0.7 million increase in payables and accrued expenses. Furthermore, $0.3 million in depreciation, amortization of financing costs and stock option expense did not require cash.

Investing activities during the year ended June 30, 2007 used $0.2 million in cash. This amount related primarily to the acquisition of computer equipment and expanding our production facilities in Indonesia.

During the year ended June 30, 2006, net cash provided from financing activities were $1.7 million. We raised $0.5 million from the issuance of common stock and $0.9 million from short term notes payable. Our credit facility with Bibby Financial Services (Midwest), Inc. (“Bibby”)   provided an additional $0.4 million.

On April 12, 2007, our Board of Directors received a letter from the American Stock Exchange LLC (“AMEX”) indicating that AMEX intended to file a delisting application with the SEC in order to terminate the listing of our common stock on the exchange. The April 12 letter from AMEX indicated that this decision was based upon its determination that the Company was not in compliance with certain continued listing standards of AMEX. We subsequently applied to have our shares of common stock quoted on the OTCBB, and our application was approved and our shares listing on the OTCBB approved in May 2007. We believe that the OTCBB is a better trading platform for our shares, in light of our current stage of development, and that the OTCBB will be more cost effective than listing on a securities exchange. We currently anticipate that the principal source of working capital in the foreseeable future will continue to be from the issuance of short-term debt instruments and advances from our factor, or we may consider moving to an asset-backed credit facility from a more traditional lender. We do not believe that the move from AMEX to the OTCBB will have any impact on the availability of any of those forms of debt financings, and none of our current loan agreements or any related covenants were impacted by the transition to the OTCBB. In addition, we note that our most recent private placements of equity were made in February of this year, after we had disclosed our plans to move to the OTCBB, and we continue to expect that sources of equity financing will be available to our company following the move to the OTCBB.

Factoring and Credit Arrangements

On March 31, 2006, Decorize and Bibby entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by Bibby to Decorize and our subsidiaries. The new agreement replaces the Master Purchase and Sale Agreement entered into between Decorize and Bibby in August 2005. In December 2006, the agreement was amended to increase the maximum credit facility from $2,000,000 to $3,000,000. The Company paid a fee of $10,000 in connection with the amendment, which was charged to financing expense.

Under the Factoring Agreement, Decorize submits accounts receivable to be purchased by Bibby, and Bibby pays Decorize up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by Bibby and a reserve withheld by Bibby to serve as security in the event that Bibby receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by Bibby. Accounts are purchased on a recourse basis, and Bibby has the right to charge back accounts purchased from Decorize at any time. The Factoring Agreement requires Decorize and its subsidiaries to grant Bibby a first lien security interest in all their accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles.

Bibby charges Decorize interest on amounts advanced to Decorize under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. Bibby receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, Bibby may charge Decorize an additional 0.5% discount for accounts from that specific account debtor.

The Factoring Agreement requires Decorize to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, Decorize is required to pay Bibby a monthly purchase fee equal to the amount by which the fees paid to Bibby for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and Decorize shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is twelve months and will be automatically extended for successive periods of twelve months unless terminated by Decorize more than 60 but less than 90 days prior to the end of the term. Bibby may terminate the Factoring Agreement at any time on 30 days prior notice to Decorize. If Decorize terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, Decorize will pay a termination fee equal to $10,000 for each month remaining during the term.

Decorize believes that the factoring arrangements will enhance its working capital situation. It is possible, however, that Decorize will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis.

On May 5, 2006, Decorize entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Quest Commercial”), which provides for Quest Commercial to make a revolving credit line in the amount of up to $750,000 available to Decorize (the “Credit Facility”). The Credit Facility matures on May 5, 2009, and is evidenced by a promissory note dated May 5, 2006, issued by Decorize to Quest Commercial. In consideration of Quest Commercial providing the Credit Facility, Decorize paid Quest Commercial a commitment fee of $30,000. Outstanding principal that is due from time to time will bear interest at a rate that is equal to the prime rate of interest plus a margin of 5%, but the interest rate shall not be less than 10% per annum at any time. Accrued interest is payable monthly on the last day of each calendar month, beginning May 31, 2006. Any payments that are more than 5 days late shall be assessed a late fee equal to 5% of the late payment. Decorize and Quest Commercial entered into a modification agreement with respect to the related promissory note on September 26, 2007, which sets the interest rate at 13.75% per annum and provides for the payment of a $7,500 annual lender fee on September 26, 2007, and thereafter on May 5 of each year under the note is paid in full.

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

Decorize’s obligations under the Credit Facility are secured by a security interest granted to Quest Commercial in Decorize’s inventory. In this regard, Quest Commercial shall have an equal priority of interest in this inventory relative to the rights of SRC Holdings Corporation (“SRC”), which has loaned amounts to the Company under a convertible promissory note originally issued in April 2004, as most recently amended on June 15, 2005. Quest Commercial shall have a prior right in the inventory relative to Decorize’s factor, Bibby, except for any proceeds of the collateral.

As of June 30, 2007, our working capital was approximately $(0.8) million. Decorize believes that the factoring arrangements will enhance its working capital situation and increase the likelihood that it may expand its current operations in Asia. However, we first require cash to fund the purchase and manufacturing of products for shipment to customers. It is possible that Decorize will continue to require additional equity and debt financing in order to provide it sufficient operating capital until such time as it can become sufficiently cash flow positive to fund operations on a stand-alone basis. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Note Payable

On August 17, 2006, Decorize issued a three-month promissory note, payable to the order of Quest Capital II, in the original principal amount of $75,000. The maturity date for the Promissory Note is November 17, 2006. Outstanding principal due under the Promissory Note shall accrue interest until the date of maturity at a rate equal to 13.25% per annum. In consideration of Quest Capital II providing the Promissory Note, Decorize paid Quest Capital II a loan fee of $250. If a default occurs under the Promissory Note as a result of Decorize’s failure to pay any amount when due, or because of any other event of default, the unpaid outstanding principal balance will thereafter accrue interest at a rate equal to 16.25% per annum, and Quest Capital II may declare the Promissory Note to be due and payable immediately. This note was paid in full when the September 11, 2006 note was issued.

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

Interest on the outstanding principal under the Promissory Note accrued at a rate of (i) eighteen percent (18%) per annum, from January 9, 2007 to February 12, 2007, and then at a rate of twenty-one percent (21%) per annum from February 12, 2007 to March 15, 2007. The note was amended on March 15, 2007 to lower the interest rate to thirteen and three quarters percent (13.75%) and to extend the maturity date to March 15, 2008, at which time the Company paid a renewal fee of $7,500. The default interest rate is equal to twenty-one percent (21%) per annum.

The Promissory Note is secured by a security interest in Decorize’s inventory and proceeds from inventory pursuant to the terms and conditions of a Commercial Security Agreement (the “Security Agreement”) entered into between Decorize and Quest Capital II on September 11, 2006. The Security Agreement provides that upon an event of default, Quest Capital II may accelerate the indebtedness owed under the Promissory Note, assemble and sell the collateral, have a receiver appointed to take possession of any or all of the collateral, collect remedies, obtain a deficiency judgment and exercise all other rights and remedies available to Quest Capital II.

On December 13, 2005, Decorize obtained a four-month, $500,000 revolving line of credit. The maturity date for the line of credit is April 13, 2006. The line of credit is evidenced by a promissory note dated December 13, 2005, issued to Quest Capital II in the principal amount of $500,000. In consideration of providing the line of credit, Decorize paid Quest Capital II a commitment fee of $33,333.33. After April 13, 2006, any outstanding principal and interest become convertible into the Company’s common stock at a rate of $0.20 per share at the sole option of Quest Capital II. The note was converted into 2,500,000 shares of common stock on May 5, 2006.

Private Placements

On February 5, 2007, the Company sold 821,429 shares of common stock, $0.001 par value per share to an accredited investor for total consideration of $287,500, representing a purchase price of $0.35 per share. This investor also received warrants in this transaction, which are exercisable for an aggregate of 178,571 shares of common stock at an initial exercise price of $0.70 per share. The warrants will expire on February 5, 2009. Also on February 5, 2007, the Company sold 446,428 shares of common stock to another accredited investor, in a separate transaction for total consideration of $250,000, representing a purchase price of $0.56 per share. This investor also received warrants, which are exercisable for an aggregate of 297,620 shares of common stock at $0.80 per share. The warrants will expire on February 5, 2009. Professional fees totaling $100,603 incurred in connection with the registration of shares issued in these private placements have been charged to additional paid in capital during the twelve months ended June 30, 2007.

On May 5, 2006, the Company entered into agreements to convert an aggregate $900,000 that was owed to a principal stockholder and one of the Company’s executive officers into 3,333,000 shares of common stock. The Company issued 2,500,000 shares of common stock to Quest as payment in full of an existing convertible term note, in the original principal amount of $500,000, which was issued by the Company on December 13, 2005. The shares were issued at a price of $0.20 per share, which was the conversion price under the December 2005 promissory note. In addition, James K. Parsons, a former director and the current Executive Vice President of the Company, exchanged $400,000 in principal owed to him under an existing promissory note, which was last amended in August 2004, for 833,333 shares of common stock issued to him on May 5, 2006. The exchange was made in accordance with a stock exchange agreement entered into on May 5, 2006. As a result of the exchange, the outstanding principal amount of Mr. Parson's note was reduced to $609,468, which is reflected in an amended note issued to him at the closing.

During the fiscal year ended June 30, 2006, we received an aggregate $1,160,629 upon the exercise of outstanding warrants held by certain of our stockholders. Nest USA, Inc. exercised warrants for an aggregate 996,000 shares of common stock at an aggregate price of $199,200, or $0.20 per share; SRC exercised warrants for an aggregate 3,000,000 shares of common stock at an aggregate price of $600,000, or $0.20 per share; and Quest exercised warrants for an aggregate 1,807,143 shares of common stock at an aggregate price of $361,429, or $0.20 per share.

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

Total Contractual Cash and Other Obligations

The following table summarizes our long-term debt, capital lease obligations and operating lease obligations as of June 30, 2007:

	Total	Less than 1 Year	1-3 Years	4 - 5 Years	After 5 Years
Aggregate amount of principal to be paid on the outstanding long-term debt	$0	$0	$0	$-	$-
Principal payments due on notes payable to stockholders	3,765,919	1,556,451	2,209,468	-	-
Future minimum lease payments under capital leases	8,245	8,245	0	-	-
Future minimum lease payments under noncancelable operating leases	330,072	156,056	44,637	-	-
Totals	$4,105,036	$1,720,752	$2,254,105	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7. Financial Statements.

DECORIZE, INC.
Index to Financial Statements
June 30, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP

Springfield, Missouri
September 27, 2007

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2007 and 2006

ASSETS

	2007	2006

Current Assets

Cash and cash equivalents	$781,011	$102,337
Receivables
Trade accounts receivable, net of allowance 2007 - $120,250; 2006 - $250,000	2,425,547	1,494,103
Other	8,052	11,146

Inventories	933,104	822,285

Prepaid expenses and other	214,973	212,342

Total current assets	4,362,687	2,642,213

Property and equipment, net of accumulated depreciation 2007 - $813,684; 2006 - $730,132	311,264	207,328

Goodwill	3,258,938	3,258,938

Other	36,261	35,824

	3,606,463	3,502,090

Total Assets	$7,969,150	$6,144,303

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2007 and 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2007	2006

Current Liabilities

Accounts payable	$1,803,035	$1,450,925
Accrued salaries and commissions	51,103	44,457
Other accrued expenses	495,179	130,303
Revolving line of credit	1,302,564	921,506
Current portion of long-term debt	—	6,015
Current portion of capital lease obligations	8,245	16,741
Current portion of stockholders’ notes	1,556,451	830,726

Total current liabilities	5,216,577	3,400,673

Capital lease obligations, less current portion	—	8,514

Notes payable to stockholders, less current portion	2,209,468	2,039,468

Total liabilities	7,426,045	5,448,655

Preferred Stock, 8% Cumulative, Convertible, Redeemable $.001 Par Value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	635,121	595,121

Stockholders’ equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 2007 - 26,634,068 shares; 2006 - 25,239,211 shares	26,634	25,239
Additional paid-in capital	13,219,000	12,730,735
Accumulated deficit	(13,337,650)	(12,655,447)

Total stockholders’ equity (deficit)	(92,016)	100,527

Total liabilities and stockholders’ equity	$7,969,150	$6,144,303

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2007 and 2006

	2007	2006

Net Sales	$15,919,683	$9,242,278

Cost of Goods Sold	10,976,817	6,744,131

Gross Profit	4,942,866	2,498,147

Operating Expenses:
Selling, general and administrative	4,838,494	4,002,653
Depreciation and amortization	64,243	107,437

Total operating expenses	4,902,737	4,110,090

Operating income (loss)	40,129	(1,611,943)

Other income (expense):
Interest income	1,194	1,467
Interest expense	(646,023)	(571,894)
Amortization of debt discount and financing cost	(69,187)	(57,934)
Other	(8,316)	(1,434)

Total other expense	(722,332)	(629,795)

Net loss	(682,203)	(2,241,738)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common stockholders	$(722,203)	$(2,281,738)

Basic and diluted loss per common share	$(0.03)	$(0.12)

Basic and diluted weighted average common shares outstanding	25,796,808	18,866,739

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended June 30, 2007 and 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,687,582	$(10,413,709)	$289,915
Exercise of common stock warrants and options	5,864,143	5,864	1,186,487	—	1,192,351
Issuance of common stock in exchange for debt	3,333,333	3,333	896,666	—	899,999
Dividends declared	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	(2,241,738)	(2,241,738)

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,447)	$100,527
Exercise of common stock warrants and options	127,000	127	21,463	—	21,590
Issuance of common stock	1,267,857	1,268	435,630	—	436,898
Dividends declared	—	—	(40,000)	—	(40,000)
Issuance of common stock warrants and options	—	—	71,172	—	71,172
Net loss	—	—	—	(682,203)	(682,203)

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,650)	$(92,016)

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006

	2007	2006

Operating Activities
Net loss	$(682,203)	$(2,241,738)
Items not requiring (providing) cash
Depreciation and amortization	64,243	129,094
Compensatory issuance of common stock and stock options	59,472	—
Issuance of warrants in exchange for consulting services	11,700	—
Amortization of debt discount and financing cost included in interest expense	69,187	57,934
(Gain) loss on disposal of property and equipment	15,814	(127)
Changes in
Trade accounts receivable	(928,350)	(359,682)
Inventories	(110,819)	(86,076)
Prepaid expenses and other current assets	(54,789)	(60,501)
Accounts payable	352,110	142,254
Accrued expenses and other	343,080	81,802

Net cash used in operating activities	(860,555)	(2,337,040)

Investing Activities
Purchase of property and equipment	(203,896)	(43,609)
Redemption of certificate of deposit	—	750,000
Proceeds from sale of equipment	9,937	2,060

Net cash provided by (used in) investing activities	(193,959)	708,451

Financing Activities
Principal payments on long-term debt	(30,290)	(63,616)
Proceeds from issuance of stockholders’ notes payable	920,000	1,180,000
Net repayments on revolving line of credit	—	(1,193,478)
Deferred fees associated with bank financing	(7,500)	(63,333)
Principal payments on capital lease obligations	(17,010)	(36,393)
Issuance of common stock, net of related expenses	486,930	942,348
Advances from (repayments to) factor, net	381,058	921,506

Net cash provided by financing activities	1,733,188	1,687,034

Increase in Cash and Cash Equivalents	678,674	58,445

Cash and Cash Equivalents, Beginning of Year	102,337	43,892

Cash and Cash Equivalents, End of Year	$781,011	$102,337

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006

	2007	2006

Supplemental Cash Flows Information
Interest paid	$584,069	$496,392
Capital lease obligations incurred for property and equipment	—	$4,698
Dividend accrued on preferred stock	$40,000	$40,000
Accrued fees associated with stock registration	$28,442	—
Debt and accrued interest converted to common stock	—	$1,146,667

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Decorize, Inc. (“Decorize”) together with its subsidiaries (collectively, the “Company”) is a manufacturer and wholesaler of imported home furnishings and home accent items. Products are sold primarily to retailers in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Decorize and its wholly-owned subsidiaries, P.T. Niaga Merapi, Westway Enterprises Limited, GuildMaster, Inc. and Faith Walk Designs, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2007 and 2006, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Provision for bad debts was $36,211 and $212,336 for the years ended June 30, 2007 and 2006, respectively.

The Company has established relationships with several major customers. Sales to Company’s top customer accounted for 19.5% of total sales for the year ended June 30, 2007, and no other customer accounted for as much as 10% of total sales for that period. Sales to the Company’s top customer accounted for 16.6% of total sales for the year ended June 30, 2006. The Company grants credit to customers who meet the Company’s preestablished credit requirements and generally does not require collateral to secure payment of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Category	Estimated Life	Balance at June 30, 2007	Balance at June 30, 2006

Automobiles	5 years	$28,480	$34,728
Warehouse and production equipment	5-7 years	54,464	55,668
Computer software	3 years	178,482	178,482
Office and computer equipment	3-7 years	576,926	523,395
Leasehold improvements	Lease term	151,316	145,187
Construction in progress		135,278	—
Total		1,124,947	937,460
Less accumulated depreciation		813,684	730,132

Property and equipment, net		$311,264	$207,328

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2007 and 2006.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment using a two-step process annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company consists of a single reporting unit as defined in SFAS No. 142. As the first step in the process, management compares the estimated fair value of the Company based upon the market price of its common stock to the carrying value of its equity to determine whether a potential impairment of goodwill exists. The Company’s evaluations have not indicated a potential impairment, so the Company did not record a charge to reduce the carrying value of goodwill during 2007 or 2006.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Decorize, Inc. files consolidated income tax returns with its subsidiaries.

Revenue Recognition

The Company’s revenue is generated through the sale of merchandise to customers for prices that are fixed at the time the order is placed. Revenue is recognized when pervasive evidence of the sale exists, the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is considered to have occurred when the customer receives title to the products. Depending upon the specific terms of the transaction, title may transfer upon shipment of the products to the customer or upon receipt of the products by the customer. Sales are billed and our services are complete upon receipt of title by the customer. Collectibility of the amounts billed to customers is reasonably assured. The Company provides an allowance for expected sales returns, which is estimated based upon our historical experience. Deposits received in advance for orders from customers are recorded as deferred revenue and are not recognized in income until title to the products passes to the customer.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising and marketing expenses for the years ended June 30, 2007 and 2006, totaled $371,542 and $303,346, respectively.

Amounts Due To and From Related Parties

Accounts payable included amounts due to employees and stockholders totaling $3,442 and $52,607 as of June 30, 2007 and 2006, respectively. Other accounts receivable from employees totaled $4,534 and $11,146 as of June 30, 2007 and 2006, respectively.

Loss Per Share

Basic and diluted loss per share are computed by dividing the net loss increased by dividends declared on preferred stock by the weighted average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be antidilutive.

	June 30, 2007	June 30, 2006

Net loss, as reported	$(682,203)	$(2,241,738)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common shareholders	(722,203)	(2,281,738)

Divided by weighted average shares outstanding	25,796,808	18,866,739

Basic and diluted loss per share	$(0.03)	$(0.12)

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of cost of goods sold in the consolidated statements of operations.

Stock-based Compensation

At June 30, 2007 and 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 8. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Preferred Stock

During 2004, the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain antidilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for ten consecutive trading days with a sufficient daily trading volume. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholder’s option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). The Company carries its Series A Convertible Preferred Stock on its balance sheet at the current redemption amount. Holders of Series A Convertible Preferred Stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A Convertible Preferred Stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed to common shareholders, and in the event of liquidation the preferred stock ranks prior to common to the extent of its redemption value. In January 2005, a conversion feature was added to the Series A Convertible Preferred Stock, enabling it to be converted to the Company common stock at a rate of $0.40 per share for an aggregate of 1,250,000 common shares. In June 2005, the conversion price was amended to $0.20 per share, for an aggregate totaling 2,500,000 shares (see Note 6).

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

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

Recent Accounting Standards

In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company expects to adopt the provisions of SFAS No. 155 effective for its fiscal year beginning July 1, 2007. Adoption of this standard will have no impact on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (Interpretation 48). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt Interpretation 48 on July 1, 2007. The Company has determined that the effect of adopting FIN 48 will not be material to the Company’s financial condition, results or operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007. The Company adopted SAB 108 during the first quarter of its fiscal year ended June 30, 2007, which had no material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

Note 2: Inventories

	2007	2006

Raw materials	$89,581	$33,234
Work in process	95,637	8,500
Finished units	747,886	780,551

	$933,104	$822,285

Note 3: Due to Factor and Line of Credit

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“Bibby”) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by Bibby. The new agreement replaces the Master Purchase and Sale Agreement entered into between the Company and Bibby in August 2005.

Under the Factoring Agreement, the Company submits accounts receivable to be purchased by Bibby, and Bibby pays the Company up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by Bibby and a reserve withheld by Bibby to serve as security in the event that Bibby receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by Bibby. Accounts are purchased on a recourse basis, and Bibby has the right to charge back accounts purchased from the Company at any time.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant Bibby a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles. Bibby charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. Bibby receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, Bibby may charge the Company an additional 0.5% discount for accounts from that specific account debtor. Receivables assigned to Bibby totaled $1,784,168 and $1,027,719 as of June 30, 2007 and 2006, respectively, and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheets of $1,302,564 and $921,506 as of June 30, 2007 and 2006, respectively, represents outstanding advances from Bibby against assigned receivables.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for purchase each month that is equal to $500,000, on average, during each calendar quarter. If the level of purchased accounts falls below the $500,000 minimum average requirement in any calendar month, the Company is required to pay Bibby a monthly purchase fee equal to the amount by which the fees paid to Bibby for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and the Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is 12 months and will be automatically extended for successive periods of 12 months unless terminated by the Company more than 60 but less than 90 days prior to the end of the term. Bibby may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

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

The line of credit was guaranteed by a shareholder, SRC Holdings Corporation (“SRC”), in an amount limited to $750,000 pursuant to a commercial guarantee. Quest Capital Alliance, L.L.C. (“Quest”), also a shareholder of the Company, agreed to provide a supplemental guarantee for $250,000 of the amount guaranteed by SRC, pursuant to an agreement between Quest and SRC. In addition, SRC and James K. Parsons, a director, officer and shareholder of the Company, each agreed to subordinate all present and future indebtedness owed to them by the Company to the Bank, pursuant to subordination agreements entered into by each of them in favor of the Bank.

In June 2005, the Company established a certificate of deposit with Bank of America, N.A. in the amount of $750,000 in exchange for termination of the guarantee. This certificate of deposit was liquidated in August 2005 when the Bank of America line of credit was terminated.

Note 4: Notes Payable

	2007	2006

Note payable, bank (A)	$0	$6,015
Less current maturities	—	6,015

	$0	$0

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

(A)
Note payable to bank in monthly installments of $2,951, including interest at the bank’s prime rate plus 1% (9.25% at June 30, 2006) through August 2006, secured by inventories and accounts receivable. This loan requires the Company to maintain certain covenants, the more important of which restrict certain capital transactions and payment of dividends. The note was paid in full as of August 2006, as scheduled.

Notes payable to stockholders at June 30, 2007 and 2006, consists of the following unsecured notes:

	2007	2006

Inventory line of credit (B)	$600,000	$430,000
Note payable (C)	—	24,275
Note payable (D)	609,468	609,468
Note payable (E)	56,451	56,451
Note payable (F)	1,000,000	1,000,000
Note payable (G)	750,000	750,000
Note payable (H)	750,000	—
	$3,765,919	$2,870,194

(B)
Revolving credit line of up to $750,000 due on May 5, 2009, to Quest Commercial Finance L.L.C. with monthly interest at prime plus 5%, subject to a minimum of 10% (13.25% at June 30, 2006) secured by inventories. Deferred financing costs charged to expense in connection with this note totaled $10,000 and $1,667 for the years ended June 30, 2007 and 2006, respectively. Decorize and Quest Commercial entered into a modification agreement with respect to the related promissory note on September 26, 2007, which sets the interest rate at 13.75% per annum and provides for the payment of a $7,500 annual lender fee on September 26, 2007, and thereafter on May 5 of each year until the note is paid in full.

(C)
The Company issued a convertible term note in the amount of $750,000 and three year warrants to purchase an aggregate of 300,000 shares of common stock to Nest USA, Inc. (“Nest USA”) on February 26, 2002.

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

In February 2004, the Company issued 409,700 shares of common stock to Nest USA in exchange for a $409,700 principal reduction in the existing convertible term note. The second amended and restated convertible note to Nest USA had an initial principal balance of $210,497, bears interest at 6% and provides for monthly payments of $10,000 each beginning February 1, 2004, with the balance due December 31, 2005. The balance due on the note is convertible into common stock at $1.00 per share for the term of the note. In connection with this transaction, the Company also amended certain outstanding warrants held by Nest USA to extend their expiration date to December 31, 2005, and issued another set of warrants to Nest USA exercisable for 400,000 shares of common stock at $1.40 per share, that expire on December 31, 2006. The fair value of the new and extended warrants was recorded as a discount, reducing the carrying value of the note to zero. The discount was amortized to interest expense over the revised term of the note using the interest method.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

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

(H)
On August 17, 2006, Decorize issued a three-month promissory note, payable to the order of Quest Capital Alliance II, L.L.C. (“Quest Capital II”), in the original principal amount of $75,000. The maturity date for this note was November 17, 2006. Outstanding principal due under this note accrued interest until the date of maturity at a rate equal to 13.25% per annum. In consideration of Quest Capital II providing the Promissory Note, Decorize paid Quest Capital II a loan fee of $250. This note was paid in full September 11, 2006.

On September 11, 2006, Decorize issued a promissory note (the “Promissory Note”), payable to the order of Quest Capital II, in the original principal amount of $750,000. Quest Capital II charged a $41,250 origination fee in connection with the loan, and discounted the principal amount funded to Decorize under the Promissory Note by the amount of the origination fee. Stephen W. Fox, who is the general manager of Quest Capital II , is also a director of Decorize.

Interest on the outstanding principal under the Promissory Note accrued at a rate of (i) eighteen percent (18%) per annum from January 9, 2007 to February 12, 2007, then at a rate of twenty-one percent (21%) per annum from February 12, 2007 to March 15, 2007. The note was amended on March 15, 2007 to lower the interest rate to thirteen and three quarters percent (13.75%) and to extend the maturity date to March 15, 2008, at which time the Company paid a renewal fee of $7,500. The default interest rate is equal to twenty-one percent (21%) per annum.

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

The prime rate of interest at June 30, 2007, was 8.25%. The aggregate annual maturities of stockholder notes payable at June 30, 2007, are as follows:

Year Ended June 30, 2007	Aggregate Principal Maturities

2008	$1,556,451
2009	2,209,468
Total principal due on stockholder notes payable	3,765,919
Less current portion	1,556,451

Long-term stockholder notes payable	$2,209,468

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Note 5: Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through November 2013 and certain leases contain renewal options.

The Company also leases equipment under agreements accounted for as capital leases. The assets under capital leases are amortized on a straight-line basis over the term of the lease and lease amortization is included in depreciation expense. Property and equipment included $226,968 and $226,968 of assets under capital lease less $193,693 and $179,476 of accumulated depreciation at June 30, 2007 and 2006, respectively.

Future minimum payments for noncancellable capital and operating leases with initial or remaining terms of one year or more at June 30, 2007, are as follows:

	Operating Leases	Capital Leases

2008	$156,056	$8,497
2009	130,179	—
2010	44,637	—

	$330,872	8,497
Less amount representing interest		252
Present value of future minimum lease payments		8,245
Less current portion		8,245

		$0

Total rent expense incurred under operating leases amounted to $260,643 and $248,900 for the years ended June 30, 2007 and 2006, respectively.

Note 6: Stockholders’ Equity

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a bank line of credit on January 12, 2005 (see Note 3), the Company agreed to obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of the Company, with SRC, Quest and the Company as the beneficiaries under those policies. The Company also issued warrants to SRC to acquire 1,500,000 shares of the Company’s common stock and warrants to Quest to acquire 750,000 shares (the “New Warrants”). The New Warrants had an initial exercise price of $0.40 per share and were exercisable for five years. The Company also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that were exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively (the “Existing Warrants”), to $0.40 per share. The exercise period of the Existing Warrants was reduced such that 50% would have expired six months from the date of issuance and the remaining 50% would have expired one year from the date of issuance. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”), to a conversion price of $0.40 per share.

Also in connection with the Guarantee, the Company issued a second amended and restated promissory note to SRC in the principal amount of $750,000 (the “Amended Note”), in replacement of a first amended and restated promissory note issued on September 30, 2004. Amounts outstanding under the Amended Note were convertible into shares of common stock at an initial conversion price of $0.40.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

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

On June 15, 2005, the Company completed the private placement of 1,875,000 shares of its common stock pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) entered into between the Company, SRC and Quest on that same date. The Purchase Agreement provides for the Company to issue 1,250,000 of the shares to SRC and 625,000 of the shares to Quest. The Company also agreed to amend certain outstanding warrants held by SRC and Quest (the “Amended Warrants”), which are exercisable for an aggregate 3,000,000 shares of common stock and 1,807,143 shares of common stock, respectively, in order to reduce the exercise price of the Amended Warrants to $0.20 per share and extend the period during which some the Amended Warrants are exercisable.

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

As a condition to closing the sale of the shares, the Company agreed to file an amendment to its Certificate of Designation for its Series A Convertible Preferred Stock, $.001 par value per share, in order to reduce the applicable conversion price of all outstanding shares of its preferred stock to a conversion price of $0.20 per share. Of the Series A Convertible Preferred Stock, 500,000 shares were outstanding as of June 30, 2006, which are convertible into an aggregate 2,500,000 shares of common stock.

The increase in the value of the beneficial conversion feature of the second amended and restated promissory note of $150,000 was charged to interest expense. The increase in the value of the beneficial conversion feature of the Company’s Series A Convertible Preferred Stock of $100,000 was recognized as a constructive dividend and charged against paid-in-capital in the quarter ended June 30, 2005.

On November 16, 2005, SRC exercised stock purchase warrants for 1,500,000 shares of the common stock of the Company at a price of $0.20 per share, for a total purchase price of $300,000.

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

On January 9, 2006, Nest USA, Inc. exercised common stock purchase warrants for 625,000 shares of common stock at a price of $0.20 per share, for a total purchase price of $125,000.

On March 7, 2006, Quest Capital Alliance, L.L.C. exercised common stock purchase warrants for an aggregate 1,807,143 shares of common stock at a price of $0.20 per share, for a total purchase price of $361,429.

On March 14, 2006, SRC exercised warrants for the purchase of an aggregate 1,500,000 shares of the common stock at a price of $0.20 per share, for a total purchase price of $300,000.

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

On August 25, 2006, the compensation committee met and approved a proposal to modify all of the 648,000 outstanding employee stock options, all of which were fully vested, by reducing the applicable exercise price to $0.17 per share, which was the closing market price of the common stock on that date. The fair value of the modification was calculated using the Black-Scholes model, and the Company recorded a one time expense of $32,300. The compensation committee also approved the issuance of another 429,000 employee stock options at an exercise price of $0.17 per share. The Company only issued 413,000 of those options, as one grant to an employee in another country was subsequently rescinded, with the approval of the compensation committee. These employee stock options vest ratably on the first day of each quarter from October 1, 2006 to October 1, 2007. The value of the employee stock options were again calculated utilizing the Black-Scholes model, and the Company will recognize approximately $26,000 of expense associated with the issuance of the options over the service period.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

On February 5, 2007, the Company sold 821,429 shares of common stock, $0.001 par value per share to an accredited investor for total consideration of $287,500, representing a purchase price of $0.35 per share. This investor also received warrants in this transaction, which are exercisable for an aggregate of 178,571 shares of common stock at an initial exercise price of $0.70 per share. The warrants will expire on February 5, 2009.

Also on February 5, 2007, the Company sold 446,428 shares of common stock to another accredited investor, in a separate transaction for total consideration of $250,000, representing a purchase price of $0.56 per share. This investor also received warrants, which are exercisable for an aggregate of 297,620 shares of common stock at $0.80 per share. The warrants will expire on February 5, 2009.

Professional fees totaling $100,603 incurred in connection with the registration of shares issued in these private placements have been charged to additional paid in capital during the twelve months ended June 30, 2007.

Note 7: Income Taxes

The provision for income taxes includes these components:

	2007	2006

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2007	2006

Computed at the statutory rate (34%)	$(231,950)	$(762,191)
Increase (decrease) resulting from	164,762
Nondeductible expenses	(2,607)	201,895
State income taxes		(9,309)
Changes in the deferred tax asset valuation allowance including adjustments to prior net operating loss carryforwards	53,084	630,298
Other	16,711	(60,693)

Actual tax expense	$0	$0

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2007	2006

Deferred tax assets
Allowance for doubtful accounts	$45,694	$95,000
Accrued compensated absences	12,312	9,500
Reserve for obsolete inventories	52,479	19,000
Net operating loss carryforwards	3,488,009	3,456,572
Property and equipment	23,260	7,257
Charitable contribution carryforwards and other	5,844	5,844
Additional inventory costs capitalized	11,695	—
	3,639,293	3,593,173
Deferred tax liabilities
Prepaid insurance	(18,832)	(15,728)
Inventory adjustments	—	(10,386)
Stock option expense	(318)	—
	(19,150)	(26,114)

Net deferred tax asset before valuation allowance	3,620,143	3,567,059

Valuation allowance
Beginning balance	(3,567,059)	(2,936,761)
Increase during the period	(53,084)	(630,298)

Ending balance	(3,620,143)	(3,567,059)

Net deferred tax asset	$0	$0

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

For the years ended June 30, 2007 and 2006, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2007 and 2006, the Company had approximately $9,200,000 and $9,100,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2027, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan (the “Plan”), which is shareholder approved, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and typically have seven-year contractual terms. All outstanding stock options were fully vested as of June 30, 2007.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the implied yield available on the grant date for U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the terms for which interest rates are quoted, the Company uses a straight-line interpolation to determine the rate from the available term maturities.

A total of 1,112,500 and 0 options were granted under the Plan during the years ended June 30, 2007 and 2006. The fair value of options granted during the year ended June 30, 2007, was estimated on the date of the grant date using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Dividend per share	$0
Risk free interest rate	4.86%
Weighted average expected life of options	6.2 years
Expected volatility of the Company’s common stock market price	73%
Weighted average fair value of options granted during the year	$0.08

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

A summary of option activity under the Plan as of June 30, 2007 and 2006, and changes during the years then ended, is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	708,500	$0.52	916,207	$0.56
Granted	1,112,500	0.18	—	—
Exercised	(127,000)	0.17	(61,000)	.52
Forfeited	(765,750)	0.49	(146,707)	.78

Outstanding, end of year	928,250	0.19	708,500.52

Options exercisable, end of year	817,000	0.18	708,500.52

Stock based compensation recognized in connection with the Plan was $59,472 and $0 for the years ended June 30, 2007 and 2006.

No income tax benefits were recognized and no stock-based compensation was capitalized as part of the cost of an asset during the years ended June 30, 2007 and 2006.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 and 2006, was $560,856 and $0, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

The total intrinsic value of options exercised during years ended June 30, 2007 and 2006, was $60,310 and $100, respectively.

Cash generated through the exercise of stock options totaled $21,590 and $31,750 for the years ended June 30, 2007 and 2006, respectively. No cash was used in the settlement of shared-based obligations during 2007 and 2006.

The Company had a total of 111,250 and 0 unvested options outstanding as of June 30, 2007 and 2006, respectively. As of June 30, 2007 and 2006, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was $12,691 and $0, respectively. The total fair value of shares vested during the years ended June 30, 2007 and 2006, was $27,172 and $0, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the years ended June 30, 2007 and 2006, because of the full valuation allowance established against the Company’s deferred tax assets.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2007 and 2006

The following table summarizes information about stock options under the Plan outstanding at June 30, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Exercisable	Range of Exercise Price

$0.17 - 0.47	928,250	6.2 years	$0.17 - 0.47	817,000	$0.17 - 0.47

Note 9: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Major Supplier

The Company purchased approximately 40% and 28% of its principal products from one supplier during the years ending June 30, 2007 and 2006, respectively. There are a limited number of suppliers for these products.

Foreign Assets

As of June 30, 2007, net assets located outside the United States totaled approximately $795,000. These assets consisted principally of the inventory and equipment of Pt. Niaga Merapi facility in Indonesia totaling approximately $534,000 and products in transit from Indonesia to the United States of approximately $203,000. The equipment located in China totaled approximately $58,000.

As of June 30, 2006, net assets located outside the United States totaled approximately $524,000. These assets consisted principally of the inventory and equipment of Pt. Niaga Merapi facility in Indonesia totaling approximately $167,000 and products in transit from Indonesia to the United States of approximately $345,000. The equipment located in China totaled approximately $12,000.

Note 10: Profit-sharing Plan

Profit-sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2007 or 2006.

Note 11: Future Liquidity Needs

The Company has incurred net losses and negative cash flows from operating activities since its formation and had a working capital deficit at June 30, 2007. Management is continuing to evaluate and implement strategies to mitigate these conditions during the next fiscal year. These include establishing and expanding relationships with key customers, renewed focus on specialty retail customers, better margin management through improved operational processes, selective reductions of operating overhead and seeking additional sources of equity and debt financing.

Management believes that additional financing may be needed to meet the capital requirements associated with the Company’s growth objectives or to retire existing debt. Management is evaluating alternatives for obtaining new debt and equity financing to meet future capital requirements, or to retire debt as deemed appropriate.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2007, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of June 30, 2007, for the reasons described below.

During the completion of its audit procedures for the fiscal year ended June 30, 2005, BKD, LLP, our independent registered public accountants (“BKD”), notified the audit committee of the Board of Directors that its audit of the fiscal year ended June 30, 2005 revealed certain matters that BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability to segregate accounting duties due to lack of available personnel, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting. The audit committee of our Board of Directors held a special meeting to discuss the matters raised by BKD and thereafter instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken. The audit committee subsequently instructed management to make a determination regarding the corrective actions that should be taken in order to address the significant deficiencies, control deficiencies and material weaknesses noted by BKD. After BKD completed its audit procedures for the fiscal year ended June 30, 2006, BKD sent another written notice to the audit committee indicating that its audit had revealed the continued existence of substantially all of the matters that BKD had raised following its audit procedures for the 2005 fiscal year as being control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. BKD specifically referred to material weakness with respect to our failure to segregate accounting duties and the lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards, and it noted significant deficiencies with respect to our failure to properly document accounting processes and policies and the failure to segregate accounting duties at our Indonesian production facility. In response to BKD’s identification of continuing internal control deficiencies and material weaknesses, the audit committee again instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to discuss possible remedial actions with BKD, with the further instruction that management take steps to implement remedial actions following its determination of appropriate corrective actions that could address the issues raised by BKD.

During fiscal 2007, management began taking more defined steps to attempt to address the deficiencies and weaknesses noted by BKD in its most recent reports on our audit procedures. However, we are still in the process of creating controls and procedures to address all the matters that are raised by BKD. Management is addressing the documentation of accounting policies and procedures by hiring additional personnel in the accounting department. Management has also added personnel to address the weaknesses in overhead allocation and inventory accounting at our Indonesian production facility. We anticipate that these additions will help alleviate the pressures on current accounting personnel.

Management and our audit committee believe that the segregation of duties is extremely difficult in a small company with limited financial resources such as Decorize, and, consequently, we are unlikely to be able to eliminate all of those risks entirely while Decorize continues to develop its operations and improve its financial position. However, certain compensating controls have been put into place in order to minimize these risks. In addition, we assign duties to our personnel in a manner that we feel provides the best segregation possible; however, our limited resources require that our personnel be cross-trained in order to provide adequate coverage at all times. This cross coverage results in system access being available to individuals to an extent that may violate segregation of duties principles. The lack of segregation of duties that results from our limited personnel resources has been identified by BKD as a material weakness in our internal control over financial reporting.

The impact on segregation of duties caused by our policy of allowing cross coverage of financial reporting by our personnel creates a risk that cash or other assets may be misappropriated, which could be concealed by an expense misstatement or the misstatement of one or more balance sheet entries. In order to compensate for the potential risk of cash being misappropriated, Decorize initially put the following detective controls in place:

(i)	the requirement that checks drawn against Decorize’s operating account have a physical signature for any amount and two signatures for amounts in excess of $10,000;

(ii)
the policy of having our accounting personnel located overseas provide our domestic accounting department with bank reconciliations that tie to the corresponding cash payments made from the United States; and

(iii)	the practice of our management team reviewing the financial statements and selected general ledger transaction detail each month.

We believe that management’s review of our financial statements and general ledger, in particular, provides a strong detective control because of the small size of Decorize’s business operations. Decorize has relatively few revenue sources, and our expenses from period to period are predictable, which makes it easier for management to recognize any discrepancies in the expected revenues or expenses during its review of a particular period. We believe that in a small business such as ours, management can be much more informed of what details to expect in the financials than would be true in a larger organization with more varied revenue sources and expenses.

Another material weakness identified by BKD is a lack of adequate resources, research tools or personnel with experience or time to devote to reviewing and ensuring the proper application of new accounting standards and for analysis of complex accounting issues. Specifically, BKD has suggested that our current staff would have difficulty completing our financial statements in accordance with GAAP without outside assistance. As a consequence, there is a risk that we might have an unintentional misstatement or omission in our financial statements as a result of the misapplication of GAAP. During fiscal 2007, we developed, documented and incorporated policies and procedures with respect to the following matters in order to help compensate for the risk of an unintentional misstatement or omission in our financial statements:

(i)	the institution of a policy for determining and periodically re-evaluating the valuation of our reserves and allowances for bad debt and sales returns;

(ii)	the institution of a policy for determining and periodically re-evaluating the valuation of our inventory reserve;

(iii)	the reconciliation of all balance sheet accounts on a monthly basis and the preparation of supporting documentation for all balances;

(iv)
the circulation of a documented schedule for close items to related parties each month to ensure proper cut offs and accurate accruals, which enables the accounting department to close the month in a timely manner and to prepare accurate reporting within a reasonable time frame;

(v)
a monthly reporting process that includes detailed departmental reports that allow managers to review their results for accuracy and confirm expenses that are coded to their respective departments; and

(vi)	the creation of a documented policy of expenses eligible for reimbursement by Decorize and a form to be completed and signed by the employee’s manager prior to reimbursement.

The procedures noted under (v) and (vi) above also act as a preventative control for the risk of cash being misappropriated. In addition, we developed the following controls and procedures to address that same risk during fiscal 2007:

(i)	the policy of requiring that all wire transfers must be approved by the Corporate Controller before they can be initiated; and

(ii)	the requirement that all miscellaneous check requests have a completed form that is signed by the Corporate Controller before being issued.

In addition, controls over the invoicing process were altered to compensate for a new process. Decorize began utilizing a cross docking service, and this new process required changes to the existing controls. The cross docking service is provided with a distribution for the product on ocean containers and then returns the list with shipping tracking information to Decorize for invoicing. A reconciliation process was developed to ensure all products on the pack list had been invoiced or otherwise categorized and tracked.

Management has committed to provide the audit committee with documented policies and procedures that have identified controls for all areas affecting the financial statements by the end of the calendar year 2007, which will be the end of the second quarter of our 2008 fiscal year. Within that same time period, management intends to develop written policies regarding the valuation of reserves and documented controls within the invoicing process. Specifically, we intend that the policies for valuation will allow for development of a consistent allowance that is supported by all available evidence and is in compliance with GAAP. Decorize intends to develop and incorporate additional detective controls, and ultimately preventative controls, as it determines to be appropriate during the development and testing of policies, procedures and related controls to address any existing or potential internal control weaknesses to the extent practically possible. Testing of any controls we develop will take place during calendar year 2008. Each policy will be developed after the analysis of operations data over a 24-month period ending in 2007.

Personnel that were added to our foreign business units in the first and second fiscal quarters of fiscal 2007 have resulted in a significant improvement in controls within those entities, including more timely and accurate reporting. The principal change in our overseas accounting department resulting from those additions was the employment of a local plant controller. One of the roles of this position is to prepare monthly inventories prior to the month end close each month, which we anticipate will result in more accurate and consistent costing information. Prior to hiring this controller, we had encountered a high level of problems with the reporting of the costing information from our overseas entities, and we anticipate that this risk has been addressed by the creation of this position. We filled the plant controller position with an accountant who has an understanding of GAAP, our accounting policies and the accrual method of accounting. Our overseas clerks previously had trouble understanding the accrual method, which resulted in swings between the financial months that did not properly reflect the operating results of the overseas entities for the same period. We also anticipate that the additional personnel will relieve some of the segregation of duties issues, such as the cash disbursement and bank reconciliations for that department, which can now be separated.

We have now implemented new close procedures that allow Decorize to close the monthly books in a few days. This was accomplished by providing a detailed schedule of when each close item would be completed. A tight schedule is particularly important when closing activities are reliant upon others. Without a proper cutoff and timely completion, other activities are either re-done multiple times or delayed. A documented schedule ensures that monthly entries are made consistently and are given the proper review. A quick close process allows for timely reporting to departmental managers allowing them the opportunity to take more timely action on deviations and makes the accounting department more efficient.

Despite the steps taken by Decorize during fiscal 2007 to address the matters raised by BKD with respect to our internal controls and procedures, BKD has advised the audit committee and management that additional work is still required in order to address the material weaknesses, significant deficiencies and control deficiencies that exist with our internal controls. On September 26, 2007, after completing its audit procedures for the fiscal year ended June 30, 2007, BKD notified the audit committee that its audit had revealed the continued existence of matters that it considers to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. BKD specifically referred to material weaknesses with respect to our failure to segregate accounting duties and our lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards. BKD suggested that Decorize evaluate its accounting resources and personnel in order to ensure that they are sufficient to consistently meet our internal information and external financial reporting requirements and noted limitations of certain controls implemented by Decorize. BKD also noted an additional material weakness with respect to our recording of adjustments in response to certain errors and differences in accounting estimates that were identified during the audit by management and our external auditors, which increases the risk of an unintentional misstatement or omission in our financial statements. BKD also identified significant deficiencies with respect to our failure to segregate accounting duties and our accounting for inventory. BKD noted a lack of segregation of duties with respect to our reconciliation of accounts payable and bank balances to our general ledger, which in each case results in a risk of theft or the misappropriation of assets that could be concealed by fraudulent journal entries. BKD also indicated that our accounting for inventory continues to require adjustments during the year end audit process, which raises the risk of an unintentional misstatement or omission in our financial statements. Currently, we manually input item costs in our inventory management system, which can lead to input error and material costing changes that are not documented or updated in the bill of material. BKD did note improvement in our accounting for inventories at our Indonesian facility, but also noted that opportunities for improvement remain with respect to various pricing issues, preparation of cost build-ups, updates to overhead application rates and improvement in the documentation of methodologies for costing inventories and allocating overhead at this facility. Finally, BKD noted certain control deficiencies with respect to a lack of segregation of accounting duties, which could result in a misappropriation of assets, and a lack of a satisfactory policy or procedure for the retention of supporting documents related to significant corporate transactions.

The audit committee and management have already met to discuss the substance of BKD’s noted material weaknesses, significant deficiencies and control deficiencies and to begin the process of identifying appropriate remedial steps to address the matters raised by BKD. Management continues to believe that it can develop and implement appropriate policies and actions to address the items raised by its auditors before the end of the current calendar year.

Progress is continuing, and the development of procedures and controls relying on the input of management and our external auditors and the audit committee has continued through the filing date of this report. Management reports the progress on the improvements in its control procedures to the audit committee on a monthly basis.

Item 8B. Other Information.

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2007.

Item 10. Executive Compensation.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2007.

Item 13. Exhibits.

The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-KSB. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the SEC set forth below.

Exhibit Number	Description

3.1	Certificate of Incorporation of Decorize, Inc., State of Delaware, dated June 27, 2001. (1)
3.2	Bylaws of Decorize, Inc. (1)
4.1	Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock of Decorize, Inc. (2)
4.2	Amended and Restated Promissory Note dated December 10, 2003, issued by Decorize, Inc. in the name of James K. Parsons (3)
4.3	Subordinated Security Agreement dated as of December 10, 2003, between Decorize, Inc. and James K. Parsons (3)
4.4	Form of Decorize, Inc. Stock Certificate (4)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Decorize, Inc. 1999 Stock Option Plan. (5)
10.3	Form of Employee Incentive Stock Option Notice and Agreement. (5)
10.4	Master Purchase and Sale Agreement between Decorize, Inc. and Bibby Financial Services (Midwest) Inc. dated March 31, 2006. (6)
10.5	Commercial Security Agreement dated May 5, 2006, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (7)

10.6	Revolving Line of Credit Promissory Note in the Principal Amount of up to $750,000, issued to Quest Commercial Finance, L.L.C. on May 5, 2006. (7)
10.7	Modification Agreement dated September 26, 2007, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. *
10.8	Third Amended and Restated Promissory Note, issued by Decorize, Inc. to James K. Parsons on May 5, 2006. (7)
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Registered Public Accounting Firm. *
31.1	Certification by Stephen R. Crowder, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). *
31.2	Certification by Billie J. Montle, Interim Vice President of Finance and Corporate Controller of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
(2)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc., on June 21, 2005.
(3)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 17, 2004.
(4)	Filed previously as an exhibit to the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2001.
(5)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Decorize, Inc. on April 6, 2006.
(7)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on May 11, 2006.
*	Filed herewith.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECORIZE, INC.

Date: September 28, 2007	/s/ Stephen R. Crowder
Stephen R. Crowder
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen R. Crowder	President, Chief Executive Officer and	September 28, 2007
Stephen R. Crowder	Director (principal executive officer)

/s/ Billie J. Montle	Interim Vice President of Finance and	September 28, 2007
Billie J. Montle	Corporate Controller (principal financial officer and principal accounting officer)

/s/ Richard B. Chalker	Director	September 28, 2007
Richard B. Chalker

/s/ Steven W. Fox	Director	September 28, 2007
Steven W. Fox

/s/ Marwan M. Atalla	Director	September 28, 2007
Marwan M. Atalla