Form 10KSB/A
period 2006-06-30
DECORIZE INC
filed 2007-10-09
CIK 1095471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed by Decorize, Inc., a Delaware corporation (“Decorize” or the “Company”), to amend its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 (the “Report”) that was filed with the Securities and Exchange Commission on September 28, 2006. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except for information identified as being subsequent to the date of the Report. Changes from the original to the amended filing include the reclassification of debt totaling $430,000 from long term debt to notes payable to shareholders on the Consolidated Balance Sheet and Note 4 to the Notes to Consolidated Financial Statements , the reclassification of $100,000 from accumulated deficit to paid-in capital on the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity, the addition of the value of the beneficial conversion feature to the loss available to common shareholders in the Consolidated Statement of Operations and Note 1 to the Notes to Consolidated Financial Statements, and the expansion of disclosure related to our Critical Accounting Policies for revenue recognition and treatment of stock options. These reclassifications had no impact on net assets, results of operations or cash flows shown in the Report. Additional disclosure was added to Note 1 (General) regarding the impact of adopting SAB108, FIN 48 and SFAS No. 157, as a new Note 3 (Due to Factor and Line of Credit) to describe the Company’s factoring arrangements and to new Note 5 (Equity) and new Note 8 (Stock-based Compensation) to describe the impact of SFAS No. 123(R) on the recognition of stock-based compensation and to provide the disclosures required by Appendix A of SFAS No. 123(R). The Company also expanded its discussion of internal controls in Item 3.

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

The business model for our independent retailer customers leverages our unique design and foreign production capabilities . Our manufacturing facility in Indonesia allows us to maintain a higher level of product quality than previously found from manufacturers within that country. In addition to product quality, our facility also allows us to insure the quality and adequacy of the product packaging, thus reducing returns due to freight damage and increasing customer satisfaction.

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

Utilizing technology, we have assembled a world wide focus group of over 100 designers, sales professionals, and retailers to participate in the semi-annual selection process of new products. We plan to increase the size of the focus group to over 1,000 in the near future which we believe will give us a competitive advantage as we select new product designs for introduction to the marketplace. Furthermore, as we introduce leading edge design to the early adopters in the independent retail channel and collect market data we are able to take the ‘best’ sellers or variants thereof to the large retail segment.

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

Goodwill - Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets , (“SFAS No. 142”) which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. As of June 30, 2006, Decorize did not identify or record any impairment.

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

No options were granted during the year ended June 30, 2006. The fair value of options granted during the year ended June 30, 2005 was estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: Dividends per share, $0; Risk-free interest rate, 3.72%; Weighted-average expected life of options, 3 years; Expected volatility, 55.43%. For the year ended June 30, 2004, the following weighted average assumptions were used: Dividends per share, $0; Risk-free interest rate, 3.26%; Weighted-average expected life of options, 4 to 5 years; Expected volatility, 73.0%.

Partially in anticipation of adopting SFAS No. 123R, on May 4, 2005 the Company replaced all of its unvested and many of its vested employee stock options by issuing new stock option awards. The new and modified options were fully vested and had substantially lower exercise prices than the previously outstanding options. This change was made to provide an increased incentive to our employees and encourage exercise of employee stock options and resulted in additional disclosed pro-forma stock based compensation expense during fiscal 2005. Had these modifications and new awards been made after adopting SFAS No. 123R, it would have resulted in additional recognized compensation expense

Results of Operations and Comparison of Prior Year Periods

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

Operating Expenses

During fiscal 2006, our operating expenses decreased by $0.3 million to $4.1 million, compared to $4.4 million for fiscal 2005. The dollar decrease in operating expenses for fiscal 2006 was due to the net effect of decreases in certain expenses partially offset by increases in others. The increases were predominantly related to the $0.1 million of increased selling costs associated with the growth in sales to the independent retail sector. We reduced payroll, payroll taxes and benefits by approximately $0.3 million during fiscal 2006. Furthermore, reductions in professional fees, shipping and delivery expense and depreciation accounted for another $0.1 million. As a percentage of sales, our operating expenses increased to 44.5% of sales for fiscal 2006, up 3.5% from fiscal 2005, primarily as a result of the decrease in sales.

Other Expense

Other expense for fiscal 2006 decreased to $0.6 million compared to $1.1 million for fiscal 2005. The decrease during fiscal 2006 was primarily due to a $0.8 million non-cash charge related to the amortization of debt discount and financing costs for fiscal 2005, as compared to less than $0.1 million for fiscal 2006. However, due to the move from a more traditional bank line of credit to a factoring facility and the rise in interest rates throughout the year, actual interest expense increased $0.3 million compared to fiscal 2005.

Net Loss

Loss from operations was $1.6 million in fiscal 2006, a $0.1 million increase over fiscal 2005. The slight increase in the loss from operations was a direct result of the decrease in sales.

We recorded a net loss of $2.2 million in fiscal 2006, as compared to a loss of $2.6 million in fiscal 2005. Non-cash charges accounted for a significant portion of our loss in fiscal 2005. In fiscal years 2006 and 2005, expenses of $0.1 million and $0.8 million, respectively, were recorded for the amortization of debt discount and financing costs.

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

On May 5, 2006, Decorize entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Quest Commercial”), which provides for Quest Commercia l to make a revolving credit line in the amount of up to $750,000 available to Decorize (the “Credit Facility”). The Credit Facility matures on May 5, 2009, and is evidenced by a promissory note dated May 5, 2006 , issued by Decorize to Quest Commercia l . In consideration of Quest Commercia l providing the Credit Facility, Decorize paid Quest Commercial a commitment fee of $30,000. Outstanding principal that is due from time to time will bear interest at a rate that is equal to the prime rate of interest plus a margin of 5%, but the interest rate shall not be less than 10% per annum at any time. Accrued interest is payable monthly on the last day of each calendar month, beginning May 31, 2006. Any payments that are more than 5 days late shall be assessed a late fee equal to 5% of the late payment.

Subject to the provisions of the related promissory not e , Decorize can borrow, repay and reborrow principal under the Credit Facility from time to time during its term. If a default occurs under this promissory not e as a result of Decorize failing to pay any amount when due or any other event of default, the unpaid outstanding principal balance will thereafter accrue interest at a rate equal to 3% per annum over the interest rate that would otherwise apply, and Quest Commercial may declare all amounts due under the Credit Facilit y to be due and payable immediately.

Decorize’s obligations under the Credit Facility are secured by a security interest granted to Quest Commercia l in Decorize’s inventory. In this regard, Quest Commercial shall have an equal priority of interest in this inventory relative to the rights of SRC Holdings Corporation (“SRC”), which has loaned amounts to the Company under a convertible promissory note originally issued in April 2004, as most recently amended on June 15, 2005. Quest Commercia l shall have a prior right in the inventory relative to Decorize’s factor, BFS, except for any proceeds of the collateral.

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

On May 31, 2005, we completed the private placement of 1,000,000 shares of our common stock to Nest USA pursuant to the terms of a Securities Purchase Agreement entered into between Decorize and Nest USA on that same date. Under the terms of the agreement, Decorize agreed to issue the shares and to amend certain outstanding warrants held by Nest USA, which are exercisable for an aggregate 996,000 shares of common stock, in order to reduce the exercise price of the amended warrants to $0.20 per share and extend the period during which the amended warrants are exercisable. We used the private placement proceeds for general corporate purposes . The total purchase price for the shares and the amended warrants was $400,000.

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

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a new bank line of credit (see Note 4 to the consolidated financial statements ) on January 12, 2005, Decorize entered into a letter agreement with SRC and Quest (the “Letter Agreement”), which requires Decorize to (i) issue warrants exercisable for shares of Decorize’s common stock to SRC and Quest, (ii) reduce the exercise and conversion prices of outstanding warrants and securities held by SRC and Quest, (iii) amend an existing promissory note payable by Decorize to SRC to permit the note to be converted into common stock, (iv) obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of Decorize, with SRC, Quest and Decorize as the beneficiaries under those policies, (v) agree to register under the Securities Act of 1933, as amended, (the “Securities Act”), all common stock issued to SRC and Quest, including but not limited to the common stock issued pursuant to the Letter Agreement, and (vi) agree to further reduce the exercise and conversion prices of the warrants and securities convertible into common stock, if any amount is paid to Bank of America, N.A. by SRC or Quest under the Guarantee or if the Guarantee is required to extend past June 30, 2006.

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

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2006 and 2005

Liabilities and Stockholders ’ Equity

	2006	2005

Current Liabilities
Accounts payable	$1,450,925	$1,308,671
Accrued salaries and commissions	44,457	30,778
Other accrued expenses	130,303	227,187
Due to factor	921,506	—
Revolving line of credit	—	1,193,478
Current portion of capital lease obligations	16,741	31,749
Current portion of long-term debt	6,015	34,184
Current portion of stockholders’ notes	830,726	860,064

Total current liabilities	3,400,673	3,686,111

Capital Lease Obligations, Less Current Portion	8,514	25,251

Long-term Debt, Less Current Portion	—	6,060

Notes Payable to Stockholders, Less Current Portion	2,039,468	1,844,460

Total liabilities	5,448,655	5,561,882

Preferred Stock, 8% Cumulative, Convertible, Redeemable
$.001 Par Value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	595,121	555,123

Stockholders’ Equity
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 2006 - 25,239,208 shares, 2005 - 16,041,735 shares	25,239	16,042
Additional paid-in capital	12,730,735	10,687,582
Accumulated deficit	(12,655,447)	(10,413,709)

Total stockholders’ equity	100,527	289,915

	$6,144,303	$6,406,920

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2006 and 2005

	2006	2005

Net Sales	$9,242,278	$10,800,288

Cost of Goods Sold	6,744,131	7,890,280

Gross Profit	2,498,147	2,910,008

Operating Expenses
Selling, general and administrative	4,002,653	4,272,626
Depreciation and amortization	107,437	150,148

	4,110,090	4,422,774

Operating Loss	(1,611,943)	(1,512,766)

Other Income (Expense)
Interest income	1,467	1,829
Interest expense	(571,894)	(271,210)
Amortization of debt discount and financing cost	(57,934)	(832,515)
Other	(1,434)	(4,206)

	(629,795)	(1,106,102)

Loss Before Income Taxes	(2,241,738)	(2,618,868)

Provision for Income Taxes	—	—

Net Loss	(2,241,738)	(2,618,868)
Add: Increase in Fair Value of Beneficial Conversion Feature of Preferred Stock	—	(100,000)
Add: Dividends Declared on Preferred Stock	(40,000)	(40,000)

Loss Available to Common Shareholders	$(2,281,738)	$(2,758,868)

Basic and Diluted Loss Per Common Share	$(0.12)	$(.21)

Basic and Diluted Weighted Average Common Shares Outstanding	18,866,739	13,183,543

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Statements of Stockholders ’ Equity
Years Ended June 30, 2006 and 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2004	13,136,735	$13,137	$9,067,808	$(7,794,841)	$1,286,104
Issuance of common stock and warrants	2,905,000	2,905	1,179,596	—	1,182,501
Fees associated with the registration of outstanding common stock	—	—	(84,822)	—	(84,822)
Dividends declared	—	—	(40,000)	—	(40,000)
Fair value of conversion options added to preferred stock and note payable	—	—	150,000		150,000
Discount recorded on stockholder note	—	—	5,000	—	5,000
Warrants issued for debt guarantee	—	—	410,000	—	410,000
Net loss	—	—	—	(2,618,868)	(2,618,868)

Balances, June 30, 2005	16,041,735	16,042	10,687,582	(10,413,709)	289,915
Issuance of common stock in exchange for debt	3,333,333	3,333	896,666	—	899,999
Exercise of common stock warrants and options	5,864,143	5,864	1,186,487	—	1,192,351
Dividends declared	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	(2,241,738)	(2,241,738)

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,447)	$100,527

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

See Notes to Consolidated Financial Statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2006 and 2005

	2006	2005

Supplemental Cash Flows Information
Interest paid	$496,392	$202,628
Common stock warrants issued in connection with note payable	—	$5,000
Fair value of beneficial conversion option added to note payable	—	$150,000
Fair value of beneficial conversion option added to Series A Convertible Preferred Stock	—	$100,000
Capital lease obligations incurred for property and equipment	$4,698	$13,000
Fair value of warrants and beneficial conversion options issued for guarantee line of credit	—	$410,000
Fair value of warrants issued as compensation for investor relations services	—	$13,000
Dividend accrued on preferred stock	$40,000	$40,000
Accrued fees associated with stock registration	—	$84,822
Debt and accrued interest converted to common stock	$1,146,667	—

See Notes to Consolidated Financial Statements

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Note 1:   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Decorize, Inc. (“Decorize”) and its subsidiaries, collectively (the “Company”), is a manufacturer and wholesaler of imported home furnishings and home accent items. Products are sold primarily to retailers in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Decorize and its wholly owned subsidiaries, P.T. Niaga Merapi, Westway Enterprises Limited, GuildMaster, Inc. and Faith Walk Designs, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
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

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment using a two-step process annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company consists of a single reporting unit as defined in SFAS No. 142. As the first step in the process, management compares the estimated fair value of the Company based upon the market price of its common stock to the carrying value of its equity to determine whether a potential impairment of goodwill exists. The Company’s evaluations have not indicated a potential impairment, so the Company did not record a charge to reduce the carrying value of goodwill during 2006 or 2005.

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

	June 30, 2006	June 30, 2005

Net loss, as reported	$(2,241,738)	$(2,618,868)
Add: Increase in fair value of beneficial conversion feature of preferred stock	—	(100,000)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common shareholders	(2,281,738)	(2,758,868)

Divided by weighted average shares outstanding	18,866,739	13,183,543

Basic and diluted loss per share	$(0.12)	$(0.21)

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Stock-based Compensation

At June 30, 2006 and 2005, the Company had a stock-based employee compensation plan, which is described more fully in Note 8 . Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations. Accordingly, for the fiscal year ended June 30, 2005, and prior years the only stock-based employee compensation cost reflected in net income was recognized on the intrinsic value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The Company selected the modified prospective application method. Accordingly, after July 1, 2005, the Company began expensing the fair value of any stock options granted, modified, repurchased or cancelled.

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

Year Ended
June 30,
2005

Loss available to common shareholders	$(2,758,868)

Add: Stock-based employee compensation expense included in reported net loss	—

Less: Total stock-based employee compensation expense determined under the fair value based method	(214,738)

Pro forma net loss available to common shareholders	$(2,973,606)

Net loss per share available to common shareholders
Basic and diluted - as reported	$(0.21)
Basic and diluted - pro forma	$(0.22)

Disclosures for the year ended June 30, 2006, are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period (see Note 8 ).

Preferred Stock

 During 2004, the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain antidilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for ten consecutive trading days with a sufficient daily trading volume. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholder’s option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). The Company carries its Series A Convertible Preferred Stock on its balance sheet at the current redemption amount. Holders of Series A Convertible Preferred Stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A Convertible Preferred Stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed to common shareholders and in the event of liquidation the Series A Convertible Preferred Stock ranks prior to common to the extent of its redemption value. In January 2005, a conversion feature was added to the Series A Convertible Preferred Stock, enabling it to be converted to the Company common stock at a rate of $0.40 per share for an aggregate of 1,250,000 common shares. In June 2005, the conversion price was amended to $0.20 per share, for an aggregate totaling 2,500,000 shares (see Note 6).

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

Recent Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 . SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 effective July 1, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment .  SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees .  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact upon the Company’s financial condition, results of operations or liquidity ( Note 8 ).

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions . SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS 153 effective July 1, 2005. The adoption SFAS 153 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations , refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective July 1, 2005.  The adoption of FIN 47 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections . SFAS 154 replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements . SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, SFAS 154 requires application of the new accounting principle as of the earliest period for which retrospective application is practicable. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires application as if the accounting principle were adopted prospectively from the earliest date practicable. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect.

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (Interpretation 48). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes , and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt Interpretation 48 on July 1, 2006. The Company is currently evaluating the effect that the adoption of Interpretation 48 will have but does not expect it to be material.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007. The Company expects to adoption of SAB 108 during the first quarter of its fiscal year ended June 30, 2007, and does not expect that its will have a material impact on the Company's consolidated financial statements.

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

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles. BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific account debtor. Receivables assigned to BFS totaled $1,027,719 and $0 as of June 30, 2006 and 2005, respectively, and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheets of $921,506 and $0 as of June 30, 2006 and 2005, respectively, represents outstanding advances from BFS against assigned receivables.

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

Note 4:   Notes Payable

	2006	2005

Note payable, bank (A)	$6,015	$40,244

Less current maturities	6,015	34,184

	$0	$6,060

(A)
Note payable to bank in monthly installments of $2,951, including interest at the bank’s prime rate plus 1% (9.25% at June 30, 2006) through August 2006, secured by inventories and accounts receivable. This loan requires the Company to maintain certain covenants, the more important of which restrict certain capital transactions and payment of dividends.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

     The aggregate annual maturities of notes payable at June 30, 2006, are as follows:

Year Ended June 30 ,	Aggregate Principal Maturities

2007	$6,015
2008	—
2009
Total principal due	6,015
Less current portion	6,015

     Notes payable to stockholders at June 30, 2006, consists of the following unsecured notes:
	2006	2005
Inventory line of credit (B)	$430,000	$—
Note payable (C)	24,275	53,687
Note payable (D)	609,468	844,460
Note payable (E)	56,451	56,451
Note payable (F)	1,000,000	1,000,000
Note payable (G)	750,000	750,000

	$2,870,194	$2,704,598

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The prime rate of interest at June 30, 2006, was 8.25%. The aggregate annual maturities of stockholder notes payable at June 30, 2006, are as follows:

Year Ended June 30 ,	Aggregate Principal Maturities

2007	$830,726
2008	—
2009	2,039,468
Total principal due on stockholder notes payable	2,870,194
Less current portion	830,726

Long-term stockholder notes payable	$2,039,468

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Note 6:   Stockholders’ Equity

In consideration of SRC providing a commercial guarantee (the “Guarantee”) for a bank line of credit on January 12, 2005 (see Note 3) , the Company agreed to obtain life insurance policies on Steve Crowder, the President and Chief Executive Officer of the Company, with SRC, Quest and the Company as the beneficiaries under those policies. The Company also issued warrants to SRC to acquire 1,500,000 shares of the Company’s common stock and warrants to Quest to acquire 750,000 shares (the “New Warrants”). The New Warrants had an initial exercise price of $0.40 per share and were exercisable for five years. The Company also agreed to reduce the exercise price of warrants currently outstanding in favor of SRC and Quest that were exercisable for an aggregate 1,500,000 shares of common stock and an aggregate 1,057,143 shares of common stock, respectively (the “Existing Warrants”), to $0.40 per share. The exercise period of the Existing Warrants was reduced such that 50% would have expired six months from the date of issuance and the remaining 50% would have expired one year from the date of issuance. The Company also reduced the applicable conversion price of all outstanding shares of its Series A Convertible Preferred Stock, $.001 par value (the “Series A Preferred”), to a conversion price of $0.40 per share.

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

A further condition to closing under the Purchase Agreement was for the Company to obtain a release of a $750,000 commercial guarantee executed by SRC in connection with the bank line of credit (see Note 3 ). Decorize obtained the release of the commercial guarantee in connection with the termination of its line of credit with Bank of America. The unamortized balance of the asset representing the fair value of the guarantee was charged to interest expense when the guarantee was released.

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Note 8:   Stock-based Compensation

Adoption of SFAS 123(R)

Prior to July 1, 2005, the Company’s stock-based employee compensation plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees (APBO 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation , (SFAS 123). The Company generally did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2005, as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APBO 25 for certain options based upon the intrinsic value (the difference between the exercise price and the deemed fair value of the common stock at the date of grant).

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

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

No options were granted during the year ended June 30, 2006. The fair value of options granted during the years ended June 30, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend per share	$—	$—
Risk-free interest rate	3.72%	3.26%
Weighted average expected life of options	3 years	4 to 5 years
Expected volatility of the Company’s common stock market price	59.6%	60%
Weighted average fair value of options granted during the year	$0.21	$0.69

On May 4, 2005, the Board of Directors approved the cancellation of 805,000 options granted on various dates with various vesting periods, held by employees and directors of the Company. The exercise prices of the cancelled options ranged between $0.80 and $1.40 per share. In exchange, the Company granted many of the same employees a total of 758,500 options at $0.52 per share, the closing price of the Company’s common stock on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and were fully vested and exercisable when granted. No compensation cost has been recognized for these options under the intrinsic value method allowed by APBO 25 for all periods presented, as the amounts thereof are immaterial. The Company’s pro-forma compensation expense for the year ended June 30, 2006 includes a charge of $83,160 for the increase in fair value of the replacement options compared to the cancelled options. This replacement of the outstanding option awards was done to bring the exercise price of these options closer to the current market price and to make them immediately exercisable. Had this change been made after the Company adopted SFAS 123(R) on July 1, 2005, it would have resulted in a charge to compensation expense.

Also on May 4, 2005 the Company granted 102,000 new options at $0.52 per share, the closing price of the Company’s common stock on that date. The options were granted under the 1999 Equity Incentive Plan, have a seven-year life and were fully vested and exercisable when granted. No compensation cost was recognized for this grant under the intrinsic value method allowed by APBO 25. The weighted average grant date fair value of options granted and modified during the year ended June 30, 2005, was $.21 per share.

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

No stock-based compensation cost recognized in connection with the Plan for the years ended June 30, 2006 and 2005. No income tax benefits were recognized and no stock-based compensation was capitalized as part of the cost of an asset during the years ended June 30, 2006 and 2005.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 and 2005, was $0 and $128,700, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Decorize, Inc.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The total intrinsic value of options exercised during years ended June 30, 2006 and 2005, was $100 and $0, respectively.

Cash generated through the exercise of stock options totaled $31,720 and $0 for the years ended June 30, 2006 and 2005, respectively. No cash was used in the settlement of shared-based obligations during 2006 and 2005.

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

The following table summarizes information about stock options under the Plan outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.52	708,500	5.8 years	$0.52	708,000	0.52

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

As described in Note 12 , subsequent to year end the Company established new short-term working capital facilities which provided additional liquidity of approximately $750,000.

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

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2006, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of June 30, 2006 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Principal Financial Officer and Chief Executive Officer, in order to discuss issues that had been raised by Decorize’s independent registered public accountants, BKD, LLP (“BKD”), with respect to Decorize’s historical balance sheet treatment of its outstanding shares of Series A Convertible Preferred Stock. During the meeting, BKD also presented the audit committee with written notice that its audit of the fiscal year ended June 30, 2005 revealed certain matters which BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability to segregate accounting duties due to lack of available personnel, the lack of resources available to apply new and complex accounting standards, and the need for improvement to overhead allocation and inventory accounting. The audit committee instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken.

After BKD completed its audit procedures for the fiscal year ended June 30, 2006, BKD sent written notice to the audit committee advising that its audit had again revealed certain matters that BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The notice referenced material weakness with respect to our failure to segregate accounting duties and the lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards, and significant deficiencies with respect to our failure to properly document accounting processes and policies, and the failure to segregate accounting duties at our Indonesian production facility. The audit committee again requested that management review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and discuss possible remedial actions with BKD, with the goal of determining what appropriate corrective actions could be implemented to address those issues.

Management has begun taking steps to attempt to address the deficiencies and weaknesses noted by BKD; however, it has not successfully resolved all matters raised by BKD. Management is addressing the documentation of accounting policies and procedures by approving the hiring of additional personnel in the accounting department. Management has also approved adding personnel to address the weaknesses in overhead allocation and inventory accounting at our Indonesian production facility. We anticipate that these additions will help alleviate the pressures on current accounting personnel.

Management and our audit committee believe that the segregation of duties is extremely difficult in a small company with limited financial resources such as Decorize, and, consequently, we are unlikely to be able to eliminate all of those risks entirely while Decorize continues to develop its operations and improve its financial position. We are currently evaluating certain compensating controls that we intend to put into place before the end of calendar year 2006 in order to minimize these risks. In addition, we assign duties to our personnel in a manner that we feel provides the best segregation possible; however, our limited resources require that our personnel be cross-trained in order to provide adequate coverage at all times. This cross coverage results in system access being available to individuals to an extent that may violate segregation of duties principles. The lack of segregation of duties that results from our limited personnel resources has been identified by BKD as a material weakness in our internal control over financial reporting.

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

Management has committed to provide the audit committee with documented policies and procedures that have identified controls for all areas affecting the financial statements by the end of the calendar year 2007, which will be the end of the second quarter of our 2008 fiscal year. Within that same time period, management intends to develop written policies regarding the valuation of reserves and documented controls within the invoicing process. Specifically, we intend that the policies for valuation will allow for development of a consistent allowance that is supported by all available evidence and is in compliance with GAAP. Decorize intends to incorporate additional detective controls, and ultimately preventative controls, as it determines to be appropriate during the development and testing of policies, procedures and related controls to address any existing or potential internal control weaknesses over the next several fiscal quarters. Testing of any controls we develop will take place during calendar year 2008. Each policy will be developed after the analysis of operations data over a 24-month period ending in 2007.

Personnel that we have been adding to our foreign business units in the first fiscal quarter ending September 30, 2006, and additional personnel expected to be added during the second fiscal quarter, are anticipated to result in an improvement in controls within those entities, including more timely and accurate reporting. The principal change in our overseas accounting department resulting from those additions was the employment of a local plant controller. One of the roles of this position is to begin monthly inventories prior to the month end close each month, which we anticipate will result in more accurate and consistent costing information. Prior to hiring this controller, we have encountered a high level of problems with the reporting of the costing information from our overseas entities, and we anticipate that this risk has been addressed by the creation of this position. We filled the plant controller position with an accountant who has an understanding of GAAP, our accounting policies and the accrual method of accounting. Our overseas clerks previously had trouble understanding the accrual method, which resulted in swings between the financial months that did not properly reflect the operating results of the overseas entities for the same period. We also anticipate that the additional personnel will relieve some of the segregation of duties issues, such as the cash disbursement and bank reconciliations for that department, which can now be separated.

Progress is continuing and the development of procedures and controls has continued through the filing date of this report. Management reports the progress on the improvements in its control procedures to the audit committee on a monthly basis.

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

Item 13. EXHIBITS

The exhibits listed below are filed with or incorporated by reference into this Annual Report. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Items listed in boldface are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this Annual Report.

Exhibit Number	Description

3.1	Certificate of Incorporation of Decorize, Inc., State of Delaware, dated June 27, 2001. (1)
3.2	Bylaws of Decorize, Inc. (1)
4.1	Securities Purchase Agreement dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (3)
4.2	Registration Rights Agreement, dated as of May 31, 2005, between Decorize, Inc. and Nest USA, Inc. (3)
4.3	Securities Purchase Agreement dated as of June 15, 2005, by and among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (4)
4.4	Registration Rights Agreement dated as of May 31, 2005, between Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (4)
4.5	Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock of Decorize, Inc. (4)
4.6	Warrant Certificate dated as of May 2, 2005, for the purchase of 120,000 shares of Common Stock, issued by December 17 in the name of Blodnick Gordon Fletcher & Sibell, P.C. (5)
4.7	Securities Purchase Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (6)
4.8	Registration Rights Agreement dated as of February 13, 2004, among Decorize, Inc., SRC Holdings Corporation and Quest Capital Alliance, L.L.C. (6)
4.9	Voting Agreement and related Proxy, dated February 13, 2004, by and between SRC Holdings Corporation and James K. Parsons (6)

Exhibit Number	Description

4.10	Stock Exchange Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (6)
4.11	Registration Rights Agreement dated as of January 21, 2004, between Decorize, Inc. and NEST USA, Inc. (6)
4.12	Second Amended and Restated Promissory Note dated January 21, 2004, issued by Decorize, Inc. in the name of NEST USA, Inc. (6)
4.13	Stock Purchase Agreement dated as of January 16, 2004, between Decorize, Inc. and James K. Parsons (6)
4.14	Stock Purchase Agreement dated as of January 16, 2004, among Decorize, Inc., John Michael Sandel and Kitty Sandel (6)
4.15	Stock Purchase Agreement dated as of January 30, 2004, between Decorize, Inc. and Jon T. Baker (6)
4.16	Subordinated Promissory Note dated as of January 30, 2004, made by Decorize, Inc. in favor of Jon T. Baker (6)
4.17	Amended and Restated Promissory Note dated December 10, 2003, issued by Decorize, Inc. in the name of James K. Parsons (7)
4.18	Subordinated Security Agreement dated as of December 10, 2003, between Decorize, Inc. and James K. Parsons (7)
4.19	Stock Purchase Agreement, dated as of December 9, 2003, by and between James K. Parsons, each of the purchasers listed thereon, and Decorize, Inc. (8)
4.20	Letter agreement dated April 29, 2004, by and between Decorize, Inc. and SRC Holdings Corporation (9)
4.21	Securities Purchase Agreement, dated as of February 26, 2002, by and between Decorize, Inc. and NEST USA, Inc., together with all exhibits and schedules (10)
4.22	Form of Decorize, Inc. Stock Certificate (11)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Promissory Note dated June 15, 2001 between Decorate, Inc. and James K. Parsons. (1)
10.3	Employment Agreement between Decorate, Inc. and James K. Parsons dated June 15, 2001. (1)
10.4	Employment Agreement between Decorize, Inc. and John Michael Sandel dated July 31, 2001. (2)
10.5	Decorize, Inc. 1999 Stock Option Plan. (12)
10.6	Form of Employee Incentive Stock Option Notice and Agreement. (12)
10.7	Master Purchase and Sale Agreement between Decorize, Inc. and Bibby Financial Services (Midwest) Inc. dated March 31, 2006. (13)
10.8	Commercial Security Agreement dated May 5, 2006, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (14)
10.9	Revolving Line of Credit Promissory Note in the Principal Amount of up to $750,000, issued to Quest Commercial Finance, L.L.C. on May 5, 2006. (14)
10.10	Third Amended and Restated Promissory Note, issued by Decorize, Inc. to James K. Parsons on May 5, 2006. (14)
10.11	Stock Exchange Agreement, dated May 5, 2006, by and between Decorize, Inc. and James K. Parsons. (14)
10.12	Stock Exchange Agreement, dated May 5, 2006, by and between Decorize, Inc. and Quest Capital Alliance II, L.L.C. (14)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Registered Public Accounting Firm. (15)
31.1	Certification by Stephen Crowder, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (16)
31.2	Certification by Brent Olson, Vice President of Finance and Treasurer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). (16)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)
99.1	Proxy Statement for the 2006 Annual Meeting of Stockholders (15)

(1)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
(2)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on August 15, 2001.
(3)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on June 6, 2005.
(4)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc., on June 21, 2005.
(5)	Filed previously as an exhibit to the Registration Statement on Form S-3 (File No. 333-127070) on July 29, 2005.
(6)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc. on February 17, 2004.
(7)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 17, 2004.
(8)	Filed previously as an exhibit to the Registration Statement on Form S-3 (File No. 333-113356) field by Decorize, Inc. on March 5, 2004.
(9)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on May 14, 2004.
(10)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by Registrant on March 19, 2002.
(11)	Filed previously as an exhibit to the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2001.
(12)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Decorize, Inc. on April 6, 2006.
(14)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on May 11, 2006.
(15)	Previously filed.
(16)	Filed herewith.

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

DECORIZE, INC.

Date: October 9, 2007	By:	/s/ Stephen R. Crowder Stephen R. Crowder
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 9, 2007.

Name	Title

/s/ Stephen R. Crowder
Stephen R. Crowder	President, Chief Executive Officer and Director (principal executive officer)

/s/ Billie J. Montle
Billie J. Montle	Interim Vice President of Finance and Corporate Controller (principal financial officer and principal accounting officer)

/s/ Richard B. Chalker
Richard B. Chalker	Director

/s/ Steven W. Fox
Steven W. Fox	Director

/s/ Marwan M. Atalla	Director
Marwan M. Atalla