Form 10QSB/A
period 2006-09-30
DECORIZE INC
filed 2007-10-09
CIK 1095471

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 10, 2006, there were 25,239,211 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Decorize, Inc., a Delaware corporation (“Decorize” or the “Company”), to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the “Report”) that was filed with the Securities and Exchange Commission on November 14, 2006. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except for information identified as being subsequent to the date of the Report. Changes from the original to the amended filing include the reclassification of debt totaling $1,350,000 from notes payable to notes payable to shareholders on the Consolidated Balance Sheet, the reclassification of $100,000 from accumulated deficit to paid-in capital on the Consolidated Balance Sheet and the Consolidated Statements of Stockholders’ Equity, and the reclassification of the Company’s stock compensation expense as selling, general and administrative expense on the Consolidated Statements of Operations. These reclassifications had no impact on net assets, results of operations or cash flows shown in the Report. Additional disclosure was added to Note 1 (General) regarding the impact of adopting SAB108, FIN 48 and SFAS No. 157, as a new Note 3 (Due to Factor and Line of Credit) to describe the Company’s factoring arrangements and to new Note 5 (Equity) to describe the impact of SFAS No. 123(R) on the recognition of stock-based compensation. The Company also expanded its discussion of internal controls in Item 3.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of September 30, 2006	2

Consolidated Statements of Operations for the three months ended September 30, 2006 and September 30, 2005	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2006 and September 30, 2005	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and September 30, 2005	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6. Exhibits	14

i

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

September 27, 2007
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

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
September 30, 2006 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,428,606
Accrued salaries and commissions	71,104
Other accrued expenses	105,530
Due to factor	1,146,632
Current portion of capital lease obligations	19,165
Current portion of shareholders' notes	1,580,726

Total current liabilities	4,351,763

Capital lease obligations, less current portion	2,302
Notes payable to shareholders	2,209,468

Total liabilities	6,563,533

Preferred stock, 8% Cumulative, Convertible, Redeemable, $.001 par value; 10,000,000 authorized ; 500,000 shares of Series A issued and outstanding	605,203

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000 authorized, 25,239,211 shares issued and outstanding	25,239

Additional paid-in capital	12,752,953

Accumulated deficit	(12,967,918)

Total stockholders' equity (deficit)	(189,726)

Total liabilities, preferred stock and stockholders' equity (deficit)	$6,979,010

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Net Sales	$3,181,331	$2,148,975

Cost of sales	2,234,807	1,542,505

Gross profit	946,524	606,470

Operating expenses:
Selling, general and administrative	1,108,860	1,018,312
Depreciation and amortization	23,809	34,324

Total operating expenses	1,132,669	1,052,636

Operating loss	(186,145)	(446,166)

Other income (expense):
Interest income	512	1,467
Interest expense	(119,181)	(116,201)
Amortization of debt discount and financing cost	(7,656)	(22,933)
Other	-	6,874

Total other income (expense)	(126,325)	(130,793)

Net Loss	(312,470)	(576,959)

Add: Dividends Declared on Preferred Stock	(10,082)	(10,082)

Loss Available to Common Stockholders	$(322,552)	$(587,041)

Basic and diluted loss per share	$(0.01)	$(0.04)

Basic and diluted weighted-average shares outstanding	25,239,211	16,041,735

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,687,582	$(10,413,709)	$289,915

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(576,959)	(576,959)

Balances, September 30, 2005	16,041,735	$16,042	$10,677,500	$(10,990,668)	$(297,126)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Fair value of stock options issued	-	-	32,300	-	32,300

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(312,470)	(312,470)

Balances, September 30, 2006	25,239,211	$25,239	$12,752,953	$(12,967,918)	$(189,726)

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

Recent Accounting Pronouncements

The provisions of SAB 108 are effective for the Company’s fiscal year ending June 30, 2007 and were adopted in this fiscal quarter.

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

3. Due to Factor and Line of Credit

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement (the “Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaces the prior Master Purchase and Sale Agreement entered into between the Company and BFS in August 2005. The factoring arrangements provide the Company with a maximum credit facility of $3,000,000.

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

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles. BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific debtor. Receivables assigned to BFS totaled $1,354,932 as of September 30, 2006 and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheet is $1,146,632 as of September 30, 2006 and represents the outstanding advances from BFS against assigned receivables.

The Factoring Agreement requires the Company to maintain a level of accounts submitted for purchase that is equal to $500,000, on average, during each calendar month, the Company is required to pay BFS a monthly purchase fee equal to the amount by which the fees paid to BFS for each month that does not meet the minimum requirements on average during a calendar quarter is less than $10,000, and the Company shall not pay less than $10,000 in such fees on average for any month in a calendar quarter.

The initial term of the Factoring Agreement is 12 months and will be automatically extended for successive 12-month periods unless terminated by the Company more than 60 but less than 90 days prior to the end of the term. BFS may terminate the Factoring Agreement at any time on 30 days prior notice to the Company. If the Company terminates the Factoring Agreement more than 60 days prior to the end of the then-current term, the Company will pay a termination fee equal to $10,000 for each month remaining during the term.

Factored borrowings at September 30, 2006 increased approximately $225,000 from the balance at June 30, 2006. This change relates to an increase in the accounts receivable balance available for factoring in the first fiscal quarter. Because the Company routinely requests advances for the maximum amount permitted under its factoring arrangements in order to fund production, it is expected that accounts receivable and factored borrowings balances will vary in direct correlation to significant increases or decreases in shipments for a given period.

4. Inventories

Inventories as of September 30, 2006 consisted of the following:

Finished Products	$795,137
Raw Materials	11,612
Work in Process	53,038
$859,787

5. Equity

Effective July 1, 2005, the Company adopted SFAS No. 123(R) Share-Based Payment under the modified prospective method described therein. Compensation expense recognized in the three months ended September 30, 2006 and 2005 includes compensation expense for all stock-based payments granted, modified or vesting since adoption of SFAS No. 123(R) based on the grant date fair value. Stock-based compensation expense recognized in the three months ended September 30, 2006 was included in general and administrative expenses and totaled $32,300. No stock-based compensation was recognized in the three months ended September 30, 2005.

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

Results of Operations

The three months ended September 30, 2006 compared with the three months ended September 30, 2005

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended September 30,
	2006		2005		Change
	$	%	$	%	$	%
Sales, net	3,181,331		2,148,975		1,032,356
Cost of sales	2,234,807	70.3	1,542,505	71.8	692,302	(1.5)
Gross profit	946,524	29.7	606,470	28.2	340,054	1.5
Selling, general and operating expenses	1,132,669	35.6	1,052,636	49.0	80,033	(13.4)
Operating loss	(186,145)	(5.9)	(446,166)	(20.8)	260,021	14.9
Total other expense	(126,325)	(4.0)	(130,793)	(6.1)	(4,468)	2.1
Net loss	(312,470)	(9.9)	(576,959)	(26.9)	264,489	17.0

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2006, the end of our first fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of September 30, 2006 for the reasons described below.

The audit committee of our Board of Directors held a special meeting on September 23, 2005, which was also attended by the Principal Financial Officer and Chief Executive Officer, in order to discuss issues that had been raised by Decorize’s independent registered public accountants, BKD, LLP (“BKD”), with respect to Decorize’s historical balance sheet treatment of its outstanding shares of Series A Convertible Preferred Stock. During the meeting, BKD also presented the audit committee with written notice that its audit of the fiscal year ended June 30, 2005 revealed certain matters that BKD considered to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. The items noted included the failure to document accounting processes and policies, the inability to segregate accounting duties due to lack of available personnel, the lack of resources available to apply new and complex accounting standards and the need for improvement to overhead allocation and inventory accounting. The audit committee instructed management to review the control deficiencies, significant deficiencies and material weaknesses that BKD communicated and to determine the appropriate corrective actions to be taken.

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

Management and our audit committee believe that the segregation of duties is extremely difficult in a small company with limited financial resources such as Decorize, and, consequently, we are unlikely to be able to eliminate all of those risks entirely while the Company continues to develop its operations and improve its financial position. We are currently evaluating certain compensating controls that we intend to put into place before the end of calendar year 2006 in order to minimize these risks. In addition, we assign duties to our personnel in a manner that we feel provides the best segregation possible; however, our limited resources require that our personnel be cross-trained in order to provide adequate coverage at all times. This cross coverage results in system access being available to individuals to an extent that may violate segregation of duties principles. The lack of segregation of duties that results from our limited personnel resources has been identified by BKD as a material weakness in our internal control over financial reporting.

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

Personnel that have been added to our foreign business units in the fiscal quarter ended September 30, 2006, and additional personnel expected to be added during the second fiscal quarter, are anticipated to result in an improvement in controls within those entities, including more timely and accurate reporting. The principal change in our overseas accounting department resulting from those additions was the employment of a local plant controller. One of the roles of this position is to begin monthly inventories prior to the month end close each month, which we anticipate will result in more accurate and consistent costing information. Prior to hiring this controller, we had encountered a high level of problems with the reporting of the costing information from our overseas entities, and we anticipate that this risk has been addressed by the creation of this position. We filled the plant controller position with an accountant who has an understanding of GAAP, our accounting policies and the accrual method of accounting. Our overseas clerks previously had trouble understanding the accrual method, which resulted in swings between the financial months that did not properly reflect the operating results of the overseas entities for the same period. We also anticipate that the additional personnel will relieve some of the segregation of duties issues, such as the cash disbursement and bank reconciliations for that department, which can now be separated.

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

Dated: October 9, 2007	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Billie J. Montle
Billie J. Montle
Interim Vice President of Finance
(Principal Financial Officer)