Form 10QSB/A
period 2006-12-31
DECORIZE INC
filed 2007-10-09
CIK 1095471

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Decorize, Inc. (the “Company”) to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006 (the “Report”) that was filed with the Securities and Exchange Commission on February 14, 2007. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except for information identified as being subsequent to the date of the Report. Changes from the original to the amended filing include the reclassification of debt totaling $1,374,275 from notes payable to notes payable to shareholders on the Consolidated Balance Sheet, the reclassification of certain expenses of foreign subsidiaries to cost of goods sold from operating expense in the Consolidated Statements of Operations, and the reclassification of $100,000 from accumulated deficit to paid-in capital on the Consolidated Statements of Operations and the Consolidated Statements of Stockholders’ Equity. These reclassifications had no impact on net assets, results of operations or cash flows shown in the Report. Additional disclosure was added to Note 1 (General) regarding the impact of adopting SAB108, FIN 48 and SFAS No. 157 and to Note 3 (Due to Factor and Line of Credit) to expand the description of the Company’s factoring arrangements. The Company also expanded its discussion of internal controls in Item 3.

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of December 31, 2006	2

Consolidated Statements of Operations for the three months ended December 31, 2006 and December 31, 2005	3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended December 31, 2006 and December 31, 2005	5

Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and December 31, 2005	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	15

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

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
December 31, 2006 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,394,511
Accrued salaries and commissions	50,680
Other accrued expenses	115,331
Due to factor	2,244,804
Current portion of capital lease obligations	17,303
Current portion of shareholders' notes	1,556,451
Total current liabilities	5,379,080

Capital lease obligations, less current portion	612
Notes payable to shareholders, less current portion	2,233,743
Total liabilities	7,613,435

Preferred stock, 8% Cumulative, Convertible, Redeemable, $.001 par value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	615,267

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000 authorized, 25,239,211 shares issued and outstanding	25,259
Additional paid-in capital	12,753,497

Accumulated deficit	(12,915,666)
Total stockholders' equity (deficit)	(136,910)
Total liabilities, preferred stock and stockholders' equity (deficit)	$8,091,792

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net Sales	$4,502,160	$1,582,268	$7,680,081	$3,731,243

Cost of sales	3,079,671	1,197,725	5,314,478	2,803,104

Gross profit	1,422,489	384,543	2,365,603	928,139

Operating expenses:
Selling, general and administrative	1,129,023	944,719	2,237,883	1,900,995
Depreciation and amortization	23,933	33,679	47,742	68,003

Total operating expenses	1,152,956	978,398	2,285,625	1,968,998

Operating profit (loss)	269,533	(593,855)	79,978	(1,040,859)

Other income (expense):
Interest income	23	21	65	1,488
Interest expense	(200,582)	(134,345)	(326,148)	(273,479)

Other	(17,525)	(3,404)	(14,113)	4,307

Total other income (expense)	(218,084)	(137,728)	(340,196)	(267,684)

Net income (loss)	$51,449	$(731,583)	$(260,218)	$(1,308,543)

Basic income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.08)
Basic weighted-average shares outstanding	25,256,602	16,041,735	25,248,513	25,245,560

Fully diluted income (loss) per share	$0.00
Fully diluted weighted-average shares outstanding	32,952,349

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
Six months ended December 31, 2005	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,687,582	$(10,413,709)	$289,915

Excerise of common stock warrants and options	1,501,000	1,501	299,019		300,520

Declared dividends	-	-	(20,164)	-	(20,164)

Net income (loss)	-	-	-	(1,308,543)	(1,308,543)

Balances, December 31, 2005	17,542,735	$17,543	$10,966,437	$(11,722,252)	$(738,272)

	Common Stock		Additional Paid-in	Accumulated
Six months ended December 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Exercise of common options		20	3,380		3,400

Fair value of stock options issued	-		39,528	-	39,528

Declared dividends	-	-	(20,146)	-	(20,146)

Net income (loss)	-	-	-	(260,218)	(260,218)

Balances, December 31, 2006	25,239,211	$25,259	$12,753,497	$(12,915,066)	$(136,910)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31, 2006	December 31, 2005

Operating Activities
Net loss	$(260,218)	$(1,308,543)
Items not requiring (providing) cash
Depreciation and amortization	47,742	72,169
Issuance of stock options	39,528	-
Loss on disposal of assets	10,960	-
Amortization of debt discount and financing cost included in interest expense	16,138	22,934
Changes in
Trade accounts receivable	(1,745,952)	117,934
Inventories	125,833	103,768
Prepaid expenses and other current assets	(124,714)	(70,228)
Accounts payable	(56,414)	(62,728)
Accrued expenses and other	(24,887)	(15,138)
Net cash used in operating activities	(1,971,984)	(1,139,832)

Investing Activities
Purchase of property and equipment	(61,774)	(9,745)
Proceeds from sale of equipment	2,259	-
Purchase of certificate of deposit	-	750,000
Net cash provided by (used in) investing activities	(59,515)	740,255

Financing Activities
Principal payments on long-term debt to stockholders	(5,988)	(46,195)
Proceeds from issuance of short-term debt to stockholders	750,000	716,667
Net advances under line of credit facility	170,000	(1,193,478)
Net proceeds from issuance of common stock	3,400	300,521
Principal payments on capital lease obligations	(7,367)	(20,906)
Advances from factor, net	1,323,298	874,037
Net cash provided by financing activities	2,233,343	630,646

Increase in Cash and Cash Equivalents	201,844	231,069

Cash and Cash Equivalents, Beginning of Period	102,337	43,892

Cash and Cash Equivalents, End of Period	$304,181	$274,961

Cash Paid for Interest	$283,840	$210,182

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Numerator
Net income (loss)	$51,449	$(731,583)	$(260,218)	$(1,308,543)
Dividends declared on preferred stock	$(10,082)	$(10,082)	$(20,164)	$(20,164)
Net income (loss) attributable to common shareholders	$41,367	$(741,665)	$(280,382)	$(1,328,707)

Denominator
Basic weighted average shares outstanding	25,256,602	16,482,061	25,245,560	16,261,898

Basic earnings per share	$0.00	$(0.04)	$(0.01)	$(0.08)

Diluted weighted average shares outstanding	32,952,349

Diluted earnings per share	$0.00

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

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, inventory, equipment and all cash held in bank accounts and certain related intangibles. BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific debtor. Receivables assigned to BFS totaled $2,720,252 as of December 31, 2006 and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheet is $2,244,804 as of December 31, 2006 and represents the outstanding advances from BFS against assigned receivables.

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

Factored borrowings at December 31, 2006 increased approximately $1,323,000 from the balance at June 30, 2006. This change relates to a significant increase in the accounts receivable balance available for factoring in the first two fiscal quarters, a large portion of which was attributable to shipments during the quarter ended December 31, 2006. Because the Company routinely requests advances for the maximum amount permitted under its factoring arrangements in order to fund production, it is expected that accounts receivable and factored borrowings balances will vary in direct correlation to significant increases or decreases in shipments for a given period.

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

Results of Operations

The three and six months ended December 31, 2006 compared with the three and six months ended December 31, 2005

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended December 31,
	2006		2005		Change
	$	%	$	%	$	%
Sales, net	4,502,160		1,582,268		2,919,892
Cost of sales	3,079,671	68.4	1,197,725	75.7	1,881,946	(7.3)
Gross profit	1,422,489	31.6	384,543	24.3	1,037,946	7.3
Selling, general and
operating expenses	1,152,956	25.6	978,398	61.8	174,588	(36.2)
Operating income	269,533	6.0	(593,855)	(37.5)	863,388	43.5
Total other expense	(218,084)	(4.9)	(137,728)	(8.5)	(80,356)	3.6
Net income (loss)	51,449	1.1	(731,583)	(46.2)	783,032	473

	For the six months ended December 31,
	2006		2005		Change
	$	%	$	%	$	%
Sales, net	7,680,081		3,731,243		3,948,838
Cost of sales	5,314,478	69.2	2,803,104	69.5	2,511,374	(0.3)
Gross profit	2,365,603	30.8	928,139	30.5	1,437,464	0.3
Selling, general and
operating expenses	2,285,625	29.8	1,968,998	58.4	316,627	(28.6)
Operating income	79,978	1.0	(1,040,859)	(27.9)	1,120,837	28.9
Total other expense	(340,196)	(4.4)	(267,684)	(7.2)	(72,512)	2.8
Net income (loss)	(260,218)	(3.4)	(1,308,543)	(35.1)	1,049,663	31.7

Our revenues are derived primarily from the sale of home furnishing and home décor products through three customer segments, manufacturers, large retailers and specialty retailers. Sales for the three month period ended December 31, 2006 increased $2.9 million to $4.5 million, compared to $1.6 million for the three month period ended December 31, 2005 . Revenues from the specialty retailer segment were up $1.3 million and revenues from manufacturers and large retailers were up $1.7 million compared to the same period last year . Sales for the six month period ended December 31, 2006 increased $3.9 million to $7.7 million compared to $3.7 million the same prior year period. Sales for the six month period ended December 31, 2006 to the specialty retailer segment were up $2.7 million and sales to manufacturers and large retailers were up $1.4 million over the period ended December 31, 2005. We believe the increase in revenues for the specialty retailer segment is due to our focus group driven product selection and a broad network of proven sales representatives across the United States.  The increase in revenues from manufacturers and large retailers was due to increased sales and the timing of large deliveries to existing customers.

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

Cost of Sales

For the three months ended December 31, 2006, cost of sales decreased as a percentage of sales to 68.4% compared to 75.7% for the same period last year. For the six months ended December 31, 2006, cost of sales decreased to 69.2% from 69.5 for the same period in the prior year. The percentage decrease is primarily due to the sales mix of segments. In addition, the prior year period included additional warehousing costs associated with a large customer. The warehousing agreement was terminated at the end of October 2005, and those costs were no longer carried by our Company.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 increased $0.2 million to $1.2 million, compared to $1.0 million for the same period last year. The increase for the current three-month period is solely due to the increase in selling costs associated with our increase in revenues for the independent retailers. However, due to the growth in sales, the operating expenses as a percentage of sales decreased 36.2 % from the prior quarter to 25.6% of sales for the current quarter. For the same reason, operating expenses increased $0.3 million year over year for the first six month period of the fiscal year. However, as a percentage of sales this is a 28.6% decrease to 29.8% of sales due to the increase in total sales.

Net Operating Income (Loss)

Our net operating income increased to $269,533, or 6.0% of sales, for the three-months ended December 31, 2006, compared to a net operating loss of ($594,000) or (37.5%) of sales, for the same period last year. For the six month period ending December 31, 2006, net operating income increased to $79,978, or 1.0% of sales compared to a net operating loss of ($1,041,000) or (27.9%) of sales for the same period last year.

Other Expense

Other expense for the three months ended December 31, 2006, was $218,000, an increase compared to $138,000 for the same period last year. The current year period includes $10,000 of financing costs associated with increasing the limit on the factoring agreement. Expense associated with interest for the current period was approximately $154,000, up from $94,000 in the prior year period. The increase is due to the greater borrowing costs caused by the steadily climbing prime rate and a significant increase in borrowing to support the increased production to meet sales demands. For the six month period ended December 31, 2006, other expense was up $72,000 to $340,000 from $268,000 the prior year. Interest for the six month period was $273,000, up from $210,000 the prior year period.

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

Liquidity and Capital Resources

Our working capital was ($0.8) million at December 31, 2006, compared with ($1.8) million at December 31, 2005 . Cash and cash equivalents and short-term investments were $0.3 million at December 31, 2006, compared to $0.3 at December 31, 2005. Cash used in operating activities during the six-months ended December 31, 2006 amounted to $2.0 million compared to $1.4 million for the same period last year. The principal operating uses of cash during the current period were attributable to the net loss of ($0.3) million and a $1.8 million increase in receivables and a $0.2 million increase in prepaid expenses and inventory deposits.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2006, the end of our second fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of December 31, 2006 for the reasons described below.

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

Another material weakness identified by BKD is a lack of adequate resources, research tools or personnel with experience or time to devote to reviewing and ensuring the proper application of new accounting standards and for analysis of complex accounting issues. Specifically, BKD has suggested that our current staff would have difficulty completing our financial statements in accordance with GAAP without outside assistance. As a consequence, there is a risk that we might have an unintentional misstatement or omission in our financial statements as a result of the misapplication of GAAP. During the second fiscal quarter ended December 31, 2006, we developed, documented and incorporated policies and procedures with respect to the following matters in order to help compensate for the risk of an unintentional misstatement or omission in our financial statements:

(i)	the institution of a policy for determining and periodically re-evaluating the valuation of our reserves and allowances for bad debt and sales returns; and

(ii)	the institution of a policy for determining and periodically re-evaluating the valuation of our inventory reserve.

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