Form 10QSB/A
period 2007-03-31
DECORIZE INC
filed 2007-10-09
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Decorize, Inc., a Delaware corporation (the “Company”), to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007 that was filed with the Securities and Exchange Commission on May 16, 2007 and amended by Amendment No. 1 to Form 10-QSB/A filed on July 27, 2007 (the “Report”). For the reader’s convenience, this Amendment No. 2 includes all Items included in the Report, even those not amended by this Amendment No. 2. The information contained in this Amendment No. 2 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except for information identified as being subsequent to the date of the Report. Changes from the original to the amended filing include the reclassification of debt totaling $1,350,000 from notes payable to notes payable to stockholders on the Consolidated Balance Sheet, and the reclassification of certain expenses of foreign subsidiaries to cost of goods sold from operating expense in the Consolidated Statements of Operations. These reclassifications had no impact on net assets, results of operations or cash flows shown in the Report. Additional disclosure was added to the Company’s discussion of liquidity and capital resources in Item 2 to address the impact of moving from The American Stock Exchange to the Over-the-Counter Bulletin Board. The Company also expanded its discussion of internal controls in Item 3.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of March 31, 2007	2

Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006	4

Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and March 31, 2006	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2007 and March 31, 2006	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis on Plan of Operation	10

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	16

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

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
March 31, 2007 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,188,852
Accrued salaries and commissions	120,854
Other accrued expenses	160,447
Due to factor	1,362,462
Current portion of capital lease obligations	13,459
Current portion of shareholders' notes	1,580,725

Total current liabilities	5,426,799

Notes payable to shareholders	2,209,468

Total liabilities	7,636,267

Preferred stock, 8% Cumulative, Convertible, Redeemable, $.001 par value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	625,267

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000 authorized, 26,627,068 shares issued and outstanding	26,627

Additional paid-in capital	13,252,313

Accumulated deficit	(13,130,113)

Total stockholders' equity (deficit)	148,827

Total liabilities, preferred stock and stockholders' equity (deficit)	$8,410,361

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Net Sales	$3,859,256	$3,391,663	$11,539,336	$7,122,906

Cost of sales	2,567,881	2,302,248	7,882,359	5,104,545

Gross profit	1,291,375	1,089,415	3,656,977	2,018,361

Operating expenses:
Selling, general and administrative	1,269,772	964,041	3,507,655	2,865,060
Depreciation and amortization	26,593	33,062	74,335	101,066

Total operating expenses	1,296,365	997,103	3,581,990	2,966,126

Operating profit (loss)	(4,990)	92,312	74,987	(947,765)

Other income (expense):
Interest income	37	10	102	1,497
Interest expense	(202,833)	(151,129)	(524,031)	(397,508)
Amortization of debt discount and financing cost	(2,500)	(20,834)	(7,500)	(47,934)
Other	(4,161)	468	(18,223)	3,993

Total other income (expense)	(209,457)	(171,485)	(549,652)	(439,952)

Net income (loss)	$(214,447)	$(79,173)	$(474,665)	$(1,387,717)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.08)

Basic and diluted weighted-average shares outstanding	26,069,925	19,008,175	25,530,678	17,163,960

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31	March 31
	2007	2006

Operating Activities
Net loss	$(474,665)	$(1,387,717)
Items not requiring (providing) cash
Depreciation and amortization	74,335	101,066
Loss on disposal of assets	9,530	-
Issuance of stock options	46,756	-
Amortization of debt discount and financing cost included in interest expense	7,500	47,934
Changes in
Trade accounts receivable	(1,470,068)	(709,397)
Inventories	(347,055)	2,734
Prepaid expenses and other current assets	(58,464)	17,770
Accounts payable	737,927	129,131
Accrued expenses and other	106,540	45,673
Net cash used in operating activities	(1,367,664)	(1,752,806)

Investing Activities
Purchase of property and equipment	(75,636)	(22,932)
Asset Disposal	9,937	-
Redemption of certificate of deposit	-	750,000
Net cash used in investing activities	(65,699)	727,068

Financing Activities
Principal payments on long-term debt to stockholders	(6,015)	(54,875)
Proceeds from issuance of short-term debt to stockholders	920,000	716,667
Net advances under line of credit facility	-	(1,193,478)
Net proceeds from issuance of common stock	506,356	942,352
Principal payments on capital lease obligations	(11,736)	(31,869)
Advances from factor, net	440,896	916,573
Net cash provided by financing activities	1,849,501	1,295,370

Increase (Decrease) in Cash and Cash Equivalents	416,138	269,632

Cash and Cash Equivalents, Beginning of Period	102,337	43,892

Cash and Cash Equivalents, End of Period	$518,475	$313,524

Cash Paid for Interest	$475,937	$340,052
Common Stock Issued to Settle Notes Payable	$0	$250,000

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2005	16,041,735	$16,042	$10,687,582	$(10,413,709)	$289,915

Exercise of common stock warrants and options	5,864,143	5,864	1,186,487	-	1,192,351

Declared dividends	-	-	(30,027)	-	(30,027)

Net loss	-	-	-	(1,387,717)	(1,387,717)

Balances, March 31, 2006	21,905,878	$21,906	$11,844,042	$(11,801,426)	$64,522

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Issuance of common stock	1,267,857	1,268	484,689	-	485,957

Exercise of common stock options	120,000	120	20,280	-	20,400

Fair value of stock options issued	-	-	46,755	-	46,755

Declared dividends	-	-	(30,146)	-	(30,146)

Net loss	-	-	-	(474,665)	(474,665)

Balances, March 31, 2007	26,627,068	$26,627	$13,252,313	$(13,130,113)	$148,827

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Numerator
Net income (loss)	$(214,117)	$(79,173)	$(474,665)	$(1,387,717)
Dividends declared on preferred stock	$(10,000)	$(9,863)	$(30,164)	$(30,027)
Net loss attributable to common shareholders	$(224,117)	$(89,036)	$(504,829)	$(1,417,744)

Denominator
Basic weighted average shares outstanding	26,069,925	19,008,175	25,530,678	17,163,960

Basic earnings per share	$(0.01)	$(0.00)	$(0.02)	$(0.08)

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

Results of Operations

The three and nine months ended March 31, 2007 compared with the three and nine months ended March 31, 2006

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 6, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended March 31,
	2007		2006		Change
	$	%	$	%	$	%
Sales, net	3,859,256		3,391,663		467,593
Cost of sales	2,567,881	66.5	2,302,248	67.9	265,633	(1.3)
Gross profit	1,291,375	33.5	1,089,415	32.1	201,960	1.3
Selling, general and operating expenses	1,296,365	33.6	997,103	29.4	299,262	4.2
Operating income	(4,990)	(0.1)	92,312	2.7	97,302	(2.8)
Total other expense	(209,457)	(5.4)	(171,485)	(5.1)	37,972	(.3)
Net income (loss)	(214,447)	(5.6)	(79,173)	(2.3)	(135,274)	(3.3)

	For the nine months ended March 31,
	2007		2006		Change
	$	%	$	%	$	%
Sales, net	11,539,336		7,122,906		4,416,430
Cost of sales	7,882,359	68.3	5,104,545	71.7	2,777,814	(3.4)
Gross profit	3,656,977	31.7	2,018,361	28.3	1,638,616	3.4
Selling, general and operating expenses	3,581,990	31.0	2,966,126	41.6	615,864	(10.6)
Operating income	74,987	0.6	(947,765)	(13.3)	1,022,752	(13.9)
Total other expense	(549,652)	(4.8)	(439,952)	(6.2)	(109,700)	(1.4)
Net income (loss)	(474,665)	(4.1)	(1,387,717)	(19.5)	913,052	15.4

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

Cost of Sales

For the three months ended March 31, 2007, cost of sales decreased as a percentage of sales to 66.5% compared to 67.9% for the same period last year. For the nine months ended March 31, 2007, cost of sales decreased to 68.3% from 71.7% for the same period in the prior year. The percentage decrease is primarily due to the production efficiencies we continue to make in our wholly owned production facilities. In addition, we have recently begun shipping direct from the manufacturing facility overseas to our customers, which has reduced domestic warehousing and handling costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 increased $0.3 million to $1.3 million, compared to $1.0 million for the same period last year. The increase for the current three-month period is primarily due to the increase in selling costs associated with our increase in revenues for the independent retailers. For the same reason, operating expenses increased $0.6 million year over year in the nine month period ended March 31, 2007 of the fiscal year. In addition, we have incurred a $50,000 unfavorable variance related to currency exchange rates. However, as a percentage of sales this is an 10.6% decrease to 31.0% of sales due to the increase in total sales.

Net Operating Income (Loss)

Our net operating income decreased to a loss of $5,000, or 0.1% of sales, for the three-months ended March 31, 2007, compared to a net operating income of $92,000 or 2.7% of sales, for the same period last year. For the nine month period ending March 31, 2007, net operating income increased to $75,000, or 0.6% of sales compared to a net operating loss of ($948,000) or (13.3%) of sales for the same period last year.

Other Expense

Other expense for the three months ended March 31, 2007, was $209,000, an increase compared to $171,000 for the same period last year. Expense associated with interest for the current period was approximately $205,000, up from $172,000 in the prior year period. The increase is due to the greater borrowing costs caused by the climbing prime rate and a significant increase in borrowing to support the increased production to meet sales demands. For the nine month period ended March 31, 2007, other expense was up $110,000 to $550,000 from $440,000 the prior year. Interest for the nine month period was $532,000, up from $445,000 the prior year period.

Net Income (Loss)

Our net loss increased $135,000 to a loss of ($214,000) from a loss of ($79,000) in the three month period ended March 31, 2007 compared to the same period in the prior year. For the nine month period ended March 31, 2007, net loss decreased to ($475,000) from the prior year period of ($1,388,000).

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

During the nine months ended March 31, 2007, financing activities provided $1.8 million in cash. $0.8 million came from the issuance of short-term debt, $0.2 million from the issuance of debt and an additional $0.4 million was provided by advances from our factor. An additional $0.5 million in cash was generated from two separate stock issuances.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2007, the end of our third fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of March 31, 2007 for the reasons described below.

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

Another material weakness identified by BKD is a lack of adequate resources, research tools or personnel with experience or time to devote to reviewing and ensuring the proper application of new accounting standards and for analysis of complex accounting issues. Specifically, BKD has suggested that our current staff would have difficulty completing our financial statements in accordance with GAAP without outside assistance. As a consequence, there is a risk that we might have an unintentional misstatement or omission in our financial statements as a result of the misapplication of GAAP. During the second and third fiscal quarters of fiscal 2007, we developed, documented and incorporated policies and procedures with respect to the following matters in order to help compensate for the risk of an unintentional misstatement or omission in our financial statements:

(i)	the institution of a policy for determining and periodically re-evaluating the valuation of our reserves and allowances for bad debt and sales returns;

(ii)	the institution of a policy for determining and periodically re-evaluating the valuation of our inventory reserve; and

(iii)	a monthly reporting process that includes detailed departmental reports that allow managers to review their results for accuracy and confirm expenses that are coded to their respective departments.

The procedure noted under (iii) above also acts as a preventative control for the risk of cash being misappropriated. In addition, we developed the following controls and procedures to address that same risk during the third fiscal quarter of fiscal 2007:

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

Dated: October 9, 2007
	By:	/s/ Stephen R. Crowder
Stephen R. Crowder President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Billie J. Montle
Billie J. Montle Interim Vice President of Finance (Principal Financial Officer)