Form 10QSB
period 2007-09-30
DECORIZE INC
filed 2007-11-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 12, 2007, there were 26,635,068 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page
Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of September 30, 2007	2

Consolidated Statements of Operations for the three months ended September 30, 2007 and September 30, 2006	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2007 and September 30, 2006	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and September 30, 2006	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6. Exhibits	21

i

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/BKD, LLP

November 7, 2007
Springfield, Missouri

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2007 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$542,384
Receivables:
Trade accounts receivable pledged to factor, net of allowance of $139,226	2,330,689
Other	2,841

Inventory	978,795

Prepaid expenses and other	169,274

Total current assets	4,023,983

Property and equipment, net of $845,316 accumulated depreciation	341,482

Goodwill	3,258,938

Other assets	32,176

3,619,756

Total assets	$7,656,579

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
September 30, 2007 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$1,967,042
Accrued salaries and commissions	64,159
Other accrued expenses	241,912
Due to factor	1,461,148
Current portion of capital lease obligations	4,644
Current portion of stockholders' notes	3,165,919

Total current liabilities	6,904,824

Notes payable to stockholders	600,000

Total liabilities	7,504,824

Preferred stock
$.001 par value; 10,000,000 authorized; 500,000
shares of Series A, 8% cumulative, convertible, redeemable, issued and outstanding	645,121

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000
authorized, 26,635,068 shares issued and
outstanding	26,635

Additional paid-in capital	13,189,117

Accumulated deficit	(13,709,118)

Total stockholders' equity (deficit)	(493,366)

Total liabilities, preferred stock and stockholders' equity (deficit)	$7,656,579

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2007	2006

Net Sales	$3,681,814	$3,181,331

Cost of sales	2,637,504	2,234,807

Gross profit	1,044,310	946,524

Operating expenses:
Selling, general and administrative	1,218,972	1,108,860
Depreciation	15,317	23,809

Total operating expenses	1,234,289	1,132,669

Operating loss	(189,979)	(186,145)

Other income (expense):
Interest income	1,663	512
Interest expense	(174,759)	(119,181)
Amortization of debt discount
and financing cost	(4,375)	(7,656)
Other	(4,010)	-

Total other income (expense)	(181,481)	(126,325)

Net Loss	(371,460)	(312,470)

Add: Dividends Declared on Preferred Stock	(10,000)	(10,082)

Loss Available to Common Stockholders	$(381,460)	$(322,552)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted-average
shares outstanding	26,634,405	25,239,211

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Fair value of stock options issued	-	-	32,300	-	32,300

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(312,470)	(312,470)

Balances, September 30, 2006	25,239,211	$25,239	$12,752,953	$(12,967,918)	$(189,726)

			Additional
	Common Stock		Paid-in	Accumulated
Three months ended September 30, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,658)	$92,024

Exercise of common stock options	1,000	1	169	-	170

Stock compensation expense	-	-	6,975	-	6,975

Registration costs related to issuance of common stock	-	-	(27,027)	-	(27,027)

Declared dividends	-	-	(10,000)	-	(10,000)

Net loss	-	-	-	(371,460)	(371,460)

Balances, September 30, 2007	26,635,068	$26,635	$13,189,117	$(13,709,118)	$(493,366)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,	September 30,
	2007	2006

Operating Activities
Net loss	$(371,460)	$(312,470)
Items not requiring (providing) cash
Depreciation	29,809	23,809
Stock compensation	6,975	32,300
Amortization of debt discount and financing cost	4,375	7,656
Changes in
Trade accounts receivable	100,069	(437,199)
Inventories	(45,691)	(37,502)
Prepaid expenses and other current assets	47,232	(86,557)
Accounts payable	163,999	(22,319)
Accrued expenses and other	(211,769)	1,875
Net cash used in operating activities	(276,461)	(830,407)

Investing Activities
Purchase of property and equipment	(61,850)	(38,920)
Net cash used in investing activities	(61,850)	(38,920)

Financing Activities
Exercise of stock options	170	-
Registration costs related to issuance of common stock	(59,489)	-
Principal payments on long-term debt	-	(6,015)
Proceeds from issuance of short-term debt	-	750,000
Proceeds from issuance of long-term debt	-	170,000
Principal payments on capital lease obligations	(3,601)	(3,788)
Advances from factor, net	158,584	225,126
Net cash provided by financing activities	99,684	1,135,323

Increase (Decrease) in Cash and Cash Equivalents	(238,627)	265,996

Cash and Cash Equivalents, Beginning of Period	780,011	102,337

Cash and Cash Equivalents, End of Period	$542,384	$368,333

Cash Paid for Interest	$160,516	$101,968
Dividend Accrued on Preferred Stock	$10,000	$10,082

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Commission.

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

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact upon the Company’s financial position, results of operations or cash flows. In connection with adopting FIN 48, the Company adopted the policy to recognize interest and penalties related to unrecognized tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of September 30, 2007.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 effective for the current fiscal year. Adoption of this standard had no impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

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

	Three Months Ended
	September 30,
	2007	2006

Numerator
Net loss	$(371,460)	$(312,470)
Dividends declared on preferred stock	(10,000)	(10,082)
Net loss attributable to common shareholders	(381,460)	(322,552)

Denominator
Basic and diluted weighted average shares outstanding	26,634,405	25,239,211

Basic and diluted loss per share	$(0.01)	$(0.01)

3. Due to Factor and Line of Credit

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaced the Master Purchase and Sale Agreement (as amended, the “Factoring Agreement”) entered into between the Company and BFS in August 2005. The factoring arrangements provide the Company with a maximum credit facility of $3,000,000. The Company terminated the Factoring Agreement on October 19, 2007, after the end of the first quarter. (See “Note 5 Subsequent Events” below.)

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

The Company accounts for this arrangement as a secured borrowing. The Factoring Agreement requires the Company to grant BFS a first lien security interest in all of its accounts receivable, equipment and all cash held in bank accounts and certain related intangibles; however, BFS has subordinated its lien on the inventory to the rights of Quest Commercial Finance, LLC in connection with their credit facility.  BFS charges interest on amounts advanced to the Company under the Factoring Agreement at a rate of 1.00% above the prime rate of interest as published in the Wall Street Journal. BFS receives a factoring administration fee equal to 1.00% of the gross invoice amount of each account submitted. If total receivables are more than 60% for any one account debtor, BFS may charge the Company an additional 0.5% discount for accounts from that specific debtor. Receivables assigned to BFS totaled $1,789,859 as of September 30, 2007 and were included in accounts receivable on the balance sheet. Assigned receivables continue to be serviced by the Company. All risk related to collection of assigned receivables remains with the Company. The balance due to factor on the Company’s balance sheet is $1,461,148 as of September 30, 2007 and represents the outstanding advances from BFS against assigned receivables.

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

Factored borrowings at September 30, 2007 increased $159,000 (12%) from June 30, 2007. This change is related to the timing of funding of factored accounts receivables. Because the Company routinely requests advances for the maximum amount permitted under its factoring arrangements in order to fund production, it is expected that accounts receivable and factored borrowings will vary in direct correlation to significant increases or decreases in shipments for a given period.

4. Inventories

Inventories as of September 30, 2007 consisted of the following:

Finished Products	$823,197
Raw Materials	67,926
Work in Process	87,672
$978,795

5. Subsequent Events

Credit Facility

On October 19, 2007, Company obtained a $3,000,000 revolving credit facility (the “Credit Facility”) from Guaranty Bank (the “Lender”). The Credit Facility was established under a Credit Agreement, dated October 19, 2007 (the “Credit Agreement”), among the Lender, the Company, GuildMaster, Inc., a Missouri corporation and wholly-owned subsidiary of the Company (“GuildMaster”), and Faith Walk Designs, Inc., a Missouri corporation and wholly-owned subsidiary of the Company (“Faith” and, together with GuildMaster, the “Subsidiaries”). The proceeds of the Credit Facility will be used primarily for the repayment of existing working capital indebtedness (including the factoring arrangement with BFS) and funding the Company’s ongoing working capital needs. The terms of the Credit Agreement prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness subordinate to the Credit Facility.

The Company can borrow, repay and reborrow principal under the Credit Facility from time to time during its term. There is no minimum draw for advances under the Credit Facility, subject to the requirement that advances must be made in integrals of $1,000. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. For purposes of the Credit Agreement, the “borrowing base” is defined as an amount equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s and the Subsidiaries’ accounts receivable generated in the ordinary course of business that satisfy certain conditions of the Lender, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance is more than 90 days past due. Eligible inventory includes the Company’s and the Subsidiaries’ inventory which, in the Lender’s reasonable opinion, is in good, new and saleable condition and is not obsolete or unmerchantable. On the date of the Credit Agreement, the Company’s amount available to be advanced under the Credit Facility was $1,459,510.

The annual interest rate on the Credit Facility is initially equal to the prime rate of interest as quoted in the Wall Street Journal plus a prime margin of 1.5% (the “Prime Margin”). The initial annual interest rate on the Credit Facility on the date of the Credit Agreement was 9.25%. After the Company delivers its first financial covenant compliance certificate to the Lender, the Prime Margin will be recalculated based upon the ratio of the Company’s senior indebtedness to EBITDA for the four most recently ended fiscal quarters, with the Prime Margin being: 0.0% if such ratio is equal to or greater than 0.0 and less than 3.0; 0.5% if such ratio is equal to or greater than 3.0 and less than 4.0; 1.5% if such ratio is equal to or greater than 4.0 and less than 5.0; 1.75% if such ratio is equal to or greater than 5.0 and less than 6.0; and 2.5% if such ratio is equal to or greater than 6.0 or less than 0.0 or undefined. Accrued interest payments on the principal outstanding balance under the Credit Facility are due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

In consideration of the Lender originating the Credit Facility, the Company paid the Lender a loan origination fee of $15,000 and agreed to pay certain other costs of the Lender incurred in connection with the loan origination, not to exceed $10,000. The Company is not required to pay any fees based upon any unused portion of the amount available for borrowing under the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and the Subsidiaries pursuant to a Security Agreement among the Lender, the Company and the Subsidiaries (the “Security Agreement”). The Credit Facility is guaranteed by certain other subsidiaries of the Company pursuant to a Guaranty Agreement (the “Guaranty Agreement”).

The Credit Agreement contains covenants, including financial covenants, with which the Company and the Subsidiaries must comply. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company and the Subsidiaries are prohibited under the Credit Agreement from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity.

If a default occurs under the Credit Agreement, which includes, among other things, the Company’s failure to pay any amount under the Credit Agreement when due, the Lender may declare all obligations under the Credit Agreement or any other loan document immediately due and payable. In such event, the Lender may exercise any rights or remedies it may have under the Security Agreement, including foreclosure of the Company’s and Subsidiaries’ collateralized assets, or in enforcing its rights under the Guaranty Agreement. Any such event may materially impair the Company’s ability to conduct its business.

In connection with the Credit Agreement, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of the Lender. James K. Parsons, a former director of the Company and its current Executive Vice President, agreed to subordinate indebtedness owed to him by the Company under an Amended and Restated Promissory Note dated May 5, 2006 in the principal amount of $609,467.69, and under a Third Amended and Restated Promissory Note dated July 31, 2006 in the principal amount of $1,000,000. Quest Capital Alliance II, LLC agreed to subordinate indebtedness owed to it by the Company under an Amended Promissory Note dated September 11, 2006 in the principal amount of $750,000, and under a Revolving Line of Credit Promissory Note dated May 5, 2006 in the principal amount of $750,000. Steven W. Fox, who is the general manager of Quest Capital Alliance II, LLC, is also a director of the Company. Additionally, SRC Holdings Corporation, the Company’s largest holder of common stock and the holder of all of the Company’s outstanding shares of Series A Convertible Preferred Stock, agreed to subordinate indebtedness owed to it by the Company under a Third Amended and Restated Secured Promissory Note dated June 15, 2005 in the principal amount of $750,000.

Las Vegas Showroom

On October 24, 2007, the Company entered into a five year lease for space at the World Market Center in Las Vegas, Nevada, which provides the Company with 4,780 square feet of showroom space. The initial five-year term of the lease ends on September 30, 2012. Monthly rent payments began accruing as of October 1, 2007, and are $11,018 per month for the first year of the lease.

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

Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of our 2007 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report beginning on page 4, and the percentage of total revenues for the periods indicated. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended September 30,
	2007		2006		Change
	$	%	$	%	$	%
Sales, net	3,681,814		3,181,331		500,483
Cost of sales	2,637,504	71.6	2,234,807	70.3	402,697	1.4
Gross profit	1,044,310	28.4	946,524	29.8	97,786	(1.4)
Selling, general and
operating expenses	1,234,289	33.5	1,132,669	35.6	101,620	(2.1)
Operating loss	(189,979)	(5.2)	(186,145)	(5.9)	3,834	0.7
Total other expense	(181,481)	(4.9)	(126,325)	(4.0)	(63,156)	1.2
Net loss	(371,460)	(10.1)	(312,470)	(9.8)	(58,990)	(0.3)

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Sales for the three month period ended September 30, 2007 increased $0.5 million to $3.7 million, compared to $3.2 million for the three month period ended September 30, 2006. Revenues from the specialty retailer segment were up $0.1 million while revenues from manufacturers and large retailers increased $0.4 million compared to the same period last year. The sales cycle for the large retail sector is significantly longer than for the independent retail customer. We believe that we have presented our product and services to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to current retail customers, using multiple company showrooms along with our current aggressive factory sales representative organizations. We expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retail customers on our results of operations.

Cost of Sales

For the three months ended September 30, 2007, cost of sales increased as a percentage of sales to 71.6% compared to 70.3% for the same period last year. We believe that the increase in costs was primarily due to two non-recurring items from the quarter. In July 2007 we completed construction on the expansion of our existing production facility in Indonesia. After the construction was completed, production was halted for two weeks as we moved production lines from the existing space into the additional 24,000 square foot expansion space. The transition resulted in a temporary shut down of production, during which we incurred $86,000 of expenses related to the transition that ordinarily would have been absorbed as a cost of production. The total plant capacity is now 65,000 square feet. This was a one time event and the facility is now up to full production. In addition, we incurred $120,000 in additional freight costs as a result of the inefficiencies in the cross docking function being performed by our third-party logistics partner in California. Beginning in November 2007 we have started to transition this function back to our own facility where it had been performed previously.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 increased $0.1 million to $1.2 million, compared to $1.1 million for the same period last year. The increase for the current three-month period is solely due to the increase in selling costs associated with our increase in revenues for the independent retailers. However, due to the growth in sales, the operating expenses as a percentage of sales decreased 2.1 % from the prior quarter to 33.6% for the current quarter.

Other Expense

Other expense for the three-months ended September 30, 2007, was $181,000, an increase compared to $126,000 for the same period last year and is attributable to higher interest expense associated with factoring fees in the current period. We have obtained a revolving credit facility which will eliminate these fees in future quarters. Expense associated with interest for the current period was approximately $175,000, up from $119,000 in the prior year period. The increase is due to additional shareholder debt taken on in the prior year and a higher average principal balance of the factored receivables balance.

Net Loss

Our net loss increased to ($0.4) million, or (10.1%) of sales, for the three-months ended September 30, 2007, compared to a net loss of ($0.3) million, or (9.8%) of sales, for the same period last year.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in materials on wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($1.3) million at September 30, 2007, compared with ($0.9) million at September 30, 2006. Cash and cash equivalents and short-term investments were $0.5 million at September 30, 2007, compared to $0.7 at September 30, 2006. Cash used in operating activities during the three-months ended September 30, 2007 amounted to $0.3 million compared to $0.8 million for the same period last year. The principal operating uses of cash during the current period were attributable to the net loss of ($0.4) million.

Investing activities during the three-months ended September 30, 2007, consumed nearly $62,000 in cash. These funds were invested in the upgrade of our overseas manufacturing infrastructure.

During the three months ended September 30, 2007, financing activities provided $0.1 million in cash, nearly all attributed to advances from our factor.

On April 12, 2007, our Board of Directors received a letter from the American Stock Exchange LLC (“AMEX”) indicating that AMEX intended to file a delisting application with the SEC in order to terminate the listing of our common stock on the exchange. The April 12 letter from AMEX indicated that this decision was based upon its determination that the Company was not in compliance with certain continued listing standards of AMEX. We subsequently applied to have our shares of common stock quoted on the Over the Counter Bulletin Board (“OTCBB”), and our application was approved and our shares listing on the OTCBB approved in May 2007. We believe that the OTCBB is a better trading platform for our shares, in light of our current stage of development, and that the OTCBB will be more cost effective than listing on a securities exchange. We currently anticipate that the principal source of working capital in the foreseeable future will continue to be from the issuance of short-term debt instruments and advances on our credit facility. (See “Subsequent Events” below.) We do not believe that the move from AMEX to the OTCBB will have any impact on the availability of any of those forms of debt financings, and none of our current loan agreements or any related covenants were impacted by the transition to the OTCBB. In addition, we note that our most recent private placements of equity were made in February of this year, after we had disclosed our plans to move to the OTCBB, and we continue to expect that sources of equity financing will be available to our company following the move to the OTCBB.

We anticipate that our working capital needs will increase as our business grows. As of September 30, 2007, our working capital was ($1.3) million. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of factored accounts receivable. We have also from time to time have borrowed funds from certain of our stockholders, and we may continue to do so in the future.

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

Subsequent Events

On October 19, 2007, the Company obtained a $3,000,000 revolving credit facility (the “Credit Facility”) from Guaranty Bank (the “Lender”). The Credit Facility was established under a Credit Agreement, dated October 19, 2007 (the “Credit Agreement”), among the Lender, the Company, GuildMaster, Inc., a Missouri corporation and wholly-owned subsidiary of the Company (“GuildMaster”), and Faith Walk Designs, Inc., a Missouri corporation and wholly-owned subsidiary of the Company (“Faith” and, together with GuildMaster, the “Subsidiaries”). The proceeds of the Credit Facility will be used primarily for the repayment of existing working capital indebtedness (including the Company’s existing factoring arrangement with BFS and funding the Company’s ongoing working capital needs. The terms of the Credit Agreement prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness subordinate to the Credit Facility.

The Company can borrow, repay and reborrow principal under the Credit Facility from time to time during its term. There is no minimum draw for advances under the Credit Facility, subject to the requirement that advances must be made in integrals of $1,000. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. For purposes of the Credit Agreement, the “borrowing base” is defined as an amount equal to the sum of (a) eighty percent (80%) of the value of eligible accounts receivable, plus (b) fifty percent (50%) of the value of eligible inventory. Eligible accounts receivable includes the Company’s and the Subsidiaries’ accounts receivable generated in the ordinary course of business that satisfy certain conditions of the Lender, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when twenty percent (20%) of the outstanding balance is more than ninety (90) days past due. Eligible inventory includes the Company’s and the Subsidiaries’ inventory which, in the Lender’s reasonable opinion, is in good, new and saleable condition and is not obsolete or unmerchantable. On the date of the Credit Agreement, the Company’s amount available to be advanced under the Credit Facility was $1,459,510.

The annual interest rate on the Credit Facility is initially equal to the prime rate of interest as quoted in the Wall Street Journal plus a prime margin of 150 basis points (1.5%) (the “Prime Margin”). The initial annual interest rate on the Credit Facility on the date of the Credit Agreement was 9.25%. After the Company delivers its first financial covenant compliance certificate to the Lender, the Prime Margin will be recalculated based upon the ratio of the Company’s senior indebtedness to EBITDA for the four most recently ended fiscal quarters, with the Prime Margin being: 0.0% if such ratio is equal to or greater than 0.0 and less than 3.0; 0.5% if such ratio is equal to or greater than 3.0 and less than 4.0; 1.5% if such ratio is equal to or greater than 4.0 and less than 5.0; 1.75% if such ratio is equal to or greater than 5.0 and less than 6.0; and 2.5% if such ratio is equal to or greater than 6.0 or less than 0.0 or undefined. Accrued interest payments on the principal outstanding balance under the Credit Facility are due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

In consideration of the Lender originating the Credit Facility, the Company paid the Lender a loan origination fee of $15,000 and agreed to pay certain other costs of the Lender incurred in connection with the loan origination, not to exceed $10,000. The Company is not required to pay any fees based upon any unused portion of the amount available for borrowing under the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and the Subsidiaries pursuant to a Security Agreement among the Lender, the Company and the Subsidiaries (the “Security Agreement”). The Credit Facility is guaranteed by certain other subsidiaries of the Company pursuant to a Guaranty Agreement (the “Guaranty Agreement”).

The Credit Agreement contains covenants, including financial covenants, with which the Company and the Subsidiaries must comply. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company and the Subsidiaries are prohibited under the Credit Agreement from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity.

If a default occurs under the Credit Agreement, which includes, among other things, the Company’s failure to pay any amount under the Credit Agreement when due, the Lender may declare all obligations under the Credit Agreement or any other loan document immediately due and payable. In such event, the Lender may exercise any rights or remedies it may have under the Security Agreement, including foreclosure of the Company’s and Subsidiaries’ collateralized assets, or in enforcing its rights under the Guaranty Agreement. Any such event may materially impair the Company’s ability to conduct its business.

In connection with the Credit Agreement, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of the Lender. James K. Parsons, a former director of the Company and its current Executive Vice President, agreed to subordinate indebtedness owed to him by the Company under an Amended and Restated Promissory Note dated May 5, 2006 in the principal amount of $609,467.69, and under a Third Amended and Restated Promissory Note dated July 31, 2006 in the principal amount of $1,000,000. Quest Capital Alliance II, LLC agreed to subordinate indebtedness owed to it by the Company under an Amended Promissory Note dated September 11, 2006 in the principal amount of $750,000, and under a Revolving Line of Credit Promissory Note dated May 5, 2006 in the principal amount of $750,000. Steven W. Fox, who is the general manager of Quest Capital Alliance II, LLC, is also a director of the Company. Additionally, SRC Holdings Corporation, the Company’s largest holder of common stock and the holder of all of the Company’s outstanding shares of Series A Convertible Preferred Stock, agreed to subordinate indebtedness owed to it by the Company under a Third Amended and Restated Secured Promissory Note dated June 15, 2005 in the principal amount of $750,000.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2007, the end of our first fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were effective as of September 30, 2007, with the exceptions described below.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit 31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Billie J. Montle
Billie J. Montle Interim Vice President of Finance and Corporate Controller (Principal Financial Officer)