Form 10QSB/A
period 2007-09-30
DECORIZE INC
filed 2008-01-18
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to __________________

Commission File Number: 001-31260

DECORIZE, INC.
(Exact name of Registrant as specified in its Charter)

Delware	43-1931810
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

  1938 E. Phelps, Springfield, Missouri 65802
(Address of Principal Executive Office)

Registrant's telephone number:	(417) 879-3326

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed by Decorize, Inc, (the “Company”) to amend its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007 (the “Report”) that was filed with the Securities and Exchange Commission on November 14, 2007. For the reader’s convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report. Changes from the original to the amended filing include the clarification of the effectiveness of internal controls in Item 3.

Item 6.	Exhibits

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

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006

Net Sales	$3,681,814	$3,181,331

Cost of sales	2,637,504	2,234,807

Gross profit	1,044,310	946,524

Operating expenses:
Selling, general and administrative	1,218,972	1,108,860
Depreciation	15,317	23,809

Total operating expenses	1,234,289	1,132,669

Operating loss	(189,979)	(186,145)

Other income (expense):
Interest income	1,663	512
Interest expense	(174,759)	(119,181)
Amortization of debt discount
and financing cost	(4,375)	(7,656)
Other	(4,010)	-

Total other income (expense)	(181,481)	(126,325)

Net Loss	(371,460)	(312,470)

Add: Dividends Declared on Preferred Stock	(10,000)	(10,082)

Loss Available to Common Stockholders	$(381,460)	$(322,552)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted-average
shares outstanding	26,634,405	25,239,211

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
Three months ended September 30, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Fair value of stock options issued	-	-	32,300	-	32,300

Declared dividends	-	-	(10,082)	-	(10,082)

Net loss	-	-	-	(312,470)	(312,470)

Balances, September 30, 2006	25,239,211	$25,239	$12,752,953	$(12,967,918)	$(189,726)

	Common Stock		Additional Paid-in	Accumulated
Three months ended September 30, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,658)	$92,024

Exercise of common stock options	1,000	1	169	-	170

Stock compensation expense	-	-	6,975	-	6,975

Registration costs related to issuance of common stock	-	-	(27,027)	-	(27,027)

Declared dividends	-	-	(10,000)	-	(10,000)

Net loss	-	-	-	(371,460)	(371,460)

Balances, September 30, 2007	26,635,068	$26,635	$13,189,117	$(13,709,118)	$(493,366)

See accompanying notes to the consolidated financial statements

Decorize, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Operating Activities
Net loss	$(371,460)	$(312,470)
Items not requiring (providing) cash
Depreciation	29,809	23,809
Stock compensation	6,975	32,300
Amortization of debt discount and financing cost	4,375	7,656
Changes in
Trade accounts receivable	100,069	(437,199)
Inventories	(45,691)	(37,502)
Prepaid expenses and other current assets	47,232	(86,557)
Accounts payable	163,999	(22,319)
Accrued expenses and other	(211,769)	1,875
Net cash used in operating activities	(276,461)	(830,407)

Investing Activities
Purchase of property and equipment	(61,850)	(38,920)
Net cash used in investing activities	(61,850)	(38,920)

Financing Activities
Exercise of stock options	170	-
Registration costs related to issuance of common stock	(55,469)	-
Principal payments on long-term debt	-	(6,015)
Proceeds from issuance of short-term debt	-	750,000
Proceeds from issuance of long-term debt	-	170,000
Principal payments on capital lease obligations	(3,601)	(3,788)
Advances from factor, net	158,584	225,126
Net cash provided by financing activities	99,684	1,135,323

Increase (Decrease) in Cash and Cash Equivalents	(238,627)	265,996

Cash and Cash Equivalents, Beginning of Period	781,011	102,337

Cash and Cash Equivalents, End of Period	$542,384	$368,333

Cash Paid for Interest	$160,516	$101,968
Dividend Accrued on Preferred Stock	$10,000	$10,082

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

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 effective for the current fiscal year. Adoption of this standard had no impact on the Company’s financial condition, results of operations or cash flows.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2007, the end of our first fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of September 30, 2007, for the reasons described below.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

	Exhibit 31(a)	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31(b)	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(a)	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(b)	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 18, 2008	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Billie J. Montle
Billie J. Montle Interim Vice President of Finance and Corporate Controller (Principal Financial Officer)