Form 10QSB
period 2007-12-31
DECORIZE INC
filed 2008-02-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of February 13, 2008, there were 26,750,068 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes ☐  No ☒

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of December 31, 2007	2

Consolidated Statements of Operations for the three and six months ended December 31, 2007 and December 31, 2006	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended December 31, 2007 and December 31, 2006	5

Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and December 31, 2006	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6. Exhibits	21

i

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of December 31, 2007 and the related consolidated statements of operations for the three and six-month periods and changes in stockholders’ equity (deficit) and cash flows for the six-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/BKD, LLP

February 11, 2008
Springfield, Missouri

Decorize, Inc.
Consolidated Balance Sheet
December 31, 2007 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$310,259

Receivables:
Trade accounts receivable, net of allowance of $141,782	2,341,959
Other	7,626

Inventory	1,198,481

Prepaid expenses and other	225,183

Total current assets	4,083,508

Property and equipment, net of $871,461 accumulated depreciation	317,265

Goodwill	3,258,938

Other assets	47,287

3,623,490

Total assets	$7,706,998

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheet (continued)
December 31, 2007 (Unaudited)

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$2,097,372
Accrued salaries and commissions	41,218
Other accrued expenses	263,983
Bank line of credit	1,681,728
Current portion of capital lease obligations	1,315
Current portion of stockholders' notes	3,165,919

Total current liabilities	7,251,535

Notes payable to stockholders	600,000

Total liabilities	7,881,711

Preferred stock $.001 par value; 10,000,000 shares authorized; 500,000 shares of Series A, 8% cumulative, convertible, redeemable, issued and outstanding	655,121

Stockholders' equity (deficit):

Common stock, $.001 par value; 50,000,000 shares authorized, 26,750,068 shares issued and outstanding	26,750

Additional paid-in capital	13,173,200

Accumulated deficit	(13,999,608)

Total stockholders' equity (deficit)	(799,658)

Total liabilities, preferred stock and stockholders' equity (deficit)	$7,706,998

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net sales	$3,497,970	$4,502,160	$7,179,784	$7,680,081

Cost of sales	2,305,849	3,079,671	4,943,353	5,314,478

Gross profit	1,192,121	1,422,489	2,236,431	2,365,603

Operating expenses:
Selling, general and administrative	1,267,723	1,129,023	2,486,695	2,237,883
Depreciation and amortization	15,338	23,933	30,655	47,742

Total operating expenses	1,283,061	1,152,956	2,517,350	2,285,625

Operating profit (loss)	(90,940)	269,533	(280,919)	79,978

Other income (expense):
Interest income	1,235	23	2,898	65
Interest expense	(184,060)	(192,100)	(358,819)	(310,010)
Amortization of financing cost	(14,375)	(8,482)	(18,750)	(16,138)
Other	(2,358)	(17,525)	(6,368)	(14,113)

Total other expense	(199,558)	(218,084)	(381,039)	(340,196)

Net income (loss)	$(290,498)	$51,449	$(661,958)	$(260,218)

Less: Dividends declared on preferred stock	$10,000	$10,082	$20,000	$20,164

Income (loss) available to common stockholders	$(300,498)	$41,367	$(681,958)	$(280,382)

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.03)	$(0.01)
Basic and diluted weighted-average shares outstanding	26,658,818	25,256,602	26,646,611	25,248,513

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Six months ended December 31, 2006	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Exercise of common stock options		20	3,380	-	3,400

Fair value of stock options issued	-	-	39,528	-	39,528

Declared dividends	-	-	(20,146)	-	(20,146)

Net loss	-	-	-	(260,218)	(260,218)

Balances, December 31, 2006	25,239,211	$25,259	$12,753,497	$(12,915,666)	$(136,910)

			Additional
	Common Stock		Paid-in	Accumulated
Six months ended December 31, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,650)	$	(92,016)

Exercise of common stock options	116,000	116	19,604	-		19,720

Stock compensation expense	-	-	12,373	-		12,373

Registration costs related to issuance of common stock	-	-	(57,777)	-		(57,777)

Declared dividends	-	-	(20,000)	-		(20,000)

Net loss	-	-	-	(661,958)		(661,958)

Balances, December 31, 2007	26,750,068	$26,750	$13,173,200	$(13,999,608)		$(799,658)

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2007	2006

Operating Activities
Net loss	$(661,958)	$(260,218)
Items not requiring (providing) cash
Depreciation	62,481	47,742
Stock compensation	12,373	39,528
(Gain) loss on disposal of assets	(1,500)	10,960
Amortization of financing cost	18,750	16,138
Changes in
Trade accounts receivable	84,014	(1,745,952)
Inventories	(265,377)	125,833
Prepaid expenses and other current assets	4,496	(124,714)
Accounts payable	294,337	(56,414)
Accrued expenses and other	(219,401)	(24,887)
Net cash used in operating activities	(671,785)	(1,971,984)

Investing Activities
Purchase of property and equipment	(87,961)	(61,774)
Proceeds from sale of equipment	1,500	2,259
Net cash used in investing activities	(86,461)	(59,515)

Financing Activities
Exercise of stock options	19,720	-
Registration costs related to issuance of common stock	(79,457)	-
Payment of deferred financing fees	25,000	-
Principal payments on long-term debt to stockholders	-	(5,988)
Proceeds from issuance of short-term debt to stockholders	-	750,000
Net advances under bank line of credit	1,681,728	170,000
Net proceeds from issuance of common stock	-	3,400
Principal payments on capital lease obligations	(6,930)	(7,367)
Advances from factor, net	(1,302,567)	1,323,298
Net cash provided by financing activities	287,494	2,233,343

Increase (Decrease) in Cash and Cash Equivalents	(470,752)	201,844

Cash and Cash Equivalents, Beginning of Period	781,011	102,337

Cash and Cash Equivalents, End of Period	$310,259	$304,184

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (“Decorize” or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, cash flows and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to fiscal 2008 presentation. These reclassifications have no effect upon net income (loss).

Note 2: Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries, P.T. Niaga Merapi (“Merapi”), WestWay Enterprises, Ltd. (“WestWay”), GuildMaster, Inc. and Faith Walk Designs, Inc. All significant transactions have been eliminated in consolidation.

Note 3: Inventory

Inventory consisted of the following as of December 31, 2007:

Finished Products	$1,025,304
Raw Materials	84,434
Work in Process	88,743
$1, 198,481

Note 4: Bank Line of Credit

On October 19, 2007, the Company obtained a $3,000,000 revolving credit facility (the “Initial Credit Facility”) from Guaranty Bank to fund the Company’s ongoing working capital needs. On December 27, 2007 the Company and Guaranty Bank executed a First Amendment to Credit Agreement (the “Amendment”, a copy of which is filed as an exhibit to this Form 10-QSB), which amended the Initial Credit Facility (as amended, the “Credit Facility”). The Amendment modified the determination of the Prime Margin, as described below, delayed the measurement date for compliance with the fixed charge coverage ratio until June 30, 2008 and removed the maximum leverage ratio covenant.

The Company retired its existing indebtedness under a factoring arrangement with Bibby Financial Services (Midwest), Inc. with a portion of the proceeds from the Credit Facility (see Note 5, Due to Factor). The terms of the Credit Facility prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness subordinate to the Credit Facility.

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank's reasonable opinion. As of December 31, 2007 the amount available to be advanced under the Credit Facility was $1,792,732.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (6.5% at December 31, 2007) plus a prime margin of 1.5% (the “Prime Margin”). Pursuant to the Amendment, the Prime Margin shall be 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin will be recalculated on April 1, 2008 and on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

The Company paid Guaranty Bank a loan origination fee and certain other costs totaling $25,000 which were recorded as deferred financing fees and are being amortized to interest expense on a straight-line basis over the term of the Credit Facility.

The Company is not required to pay any fees based upon any unused portion of the amount available for borrowing under the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and is guaranteed by Merapi and WestWay.

The Credit Facility contains covenants, including financial covenants, with which the Company must comply beginning on June 30, 2008. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity.

In connection with the Credit Facility, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank. James K. Parsons, a former director of the Company and its current Executive Vice President, agreed to subordinate indebtedness owed to him by the Company under an Amended and Restated Promissory Note dated May 5, 2006 in the principal amount of $609,468, and under a Third Amended and Restated Promissory Note dated July 31, 2006 in the principal amount of $1,000,000. Quest Capital Alliance II, LLC agreed to subordinate indebtedness owed to it by the Company under an Amended Promissory Note dated September 11, 2006 in the principal amount of $750,000. Quest Commercial Finance, LLC agreed to subordinate indebtedness owed to it by the Company under a Revolving Line of Credit Promissory Note dated May 5, 2006 in the principal amount of $750,000. Steven W. Fox, the general manager of Quest Capital Alliance II, LLC and Quest Commercial Finance, LLC, is a director of the Company. Additionally, SRC Holdings Corporation ("SRC"), the Company’s largest holder of common stock and the holder of all of the Company’s outstanding shares of Series A Convertible Preferred Stock, agreed to subordinate indebtedness owed to it by the Company under a Third Amended and Restated Secured Promissory Note dated June 15, 2005 in the principal amount of $750,000.

Note 5: Due to Factor

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement (the “BFS Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaced the Master Purchase and Sale Agreement entered into between the Company and BFS in August 2005. The BFS Factoring Agreement, under which BFS purchased certain accounts receivable of the Company on a full recourse basis, was accounted for as a secured borrowing and provided the Company with a maximum credit facility of $3,000,000.

On October 19, 2007, upon obtaining the revolving credit facility from Guaranty Bank (see Note 4, Bank Line of Credit), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $18,753 and $96,605 during the three months ended December 31, 2007 and 2006, respectively and $92,620 and $180,344 during the six months ended December 31, 2007 and 2006, respectively. Additionally, the Company incurred fees of $44,273 during the three months ended December 31, 2007 to terminate the agreement before its scheduled maturity date.

Note 6: Related Party Transactions

The Company subleases warehouse space in Springfield, Missouri from a company owned by SRC. SRC is the largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock. The rental expense is determined monthly based on the actual square footage occupied by the Company during the month. The Company incurred lease expense totaling $40,824 and $83,004 during the three and six month periods ended December 31, 2007, respectively and $27,363 and $28,383 during the three and six months ended December 31, 2006, respectively. Management believes the cost of this sublease is similar to what the Company would pay for leasing similar warehouse space from an unrelated party.

Note 7: Income Taxes

The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," (“FIN 48”) on July 1, 2007. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact upon the Company’s financial position, results of operations or cash flows. In connection with adopting FIN 48, the Company adopted the policy to recognize interest and penalties related to unrecognized tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of December 31, 2007.

Note 8: Earnings Per Share

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator
Net income (loss)	$(290,498)	$51,449	$(661,958)	$(260,218)
Dividends declared on preferred stock	(10,000)	(10,082)	(20,000)	(20,164)
Net income (loss) attributable to common shareholders	$(300,498)	$41,367	$(681,958)	$(280,382)

Denominator
Basic and diluted weighted average shares outstanding	26,658,818	25,256,602	26,646,611	25,248,513

Basic and diluted earnings per share	$(0.01)	$0.00	$(0.03)	$(0.01)

Note 9: Additional Cash Flow Information

The Company made cash payments for interest and factoring fees totaling $172,712 and $333,123 during the three and six month periods ended December 31, 2007, respectively, and totaling $181,872 and $283,840 during the three and six month periods ended December 31, 2006, respectively.

The Company made no cash payments for income taxes during the three and six month periods ended December 31, 2007 and 2006.

The Company accrued dividends on preferred stock totaling $10,000 and $20,000 during the three and six month periods ended December 31, 2007, respectively, and $10,082 and $20,164 during the three and six month periods ended December 31, 2006, respectively. No dividends on preferred stock have been paid as of December 31, 2007.

The Company had accrued but unpaid registration costs related to the issuance of common stock of $0 and $21,680 as of December 31 and June 30, 2007, respectively.

Note 10: Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of the fiscal year beginning July 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 1, 2008.  The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

Note 11: Subsequent Event

On February 4, 2008, the Company appointed Mr. Dan Graham as Chief Financial Officer. Concurrent with the appointment Mr. Graham was granted options to purchase up to 200,000 shares of the Company’s common stock at a strike price of $0.20 per share. The options vest over a two-year period and expire seven years from the vesting date. The fair value of the options granted was estimated to be $30,600 as of the grant date using the Black-Scholes-Merton option pricing model.

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

Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007,  for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We use our business model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores, and designers or decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accessories from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

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

Furthermore, to better execute our business model and comply with local regulations, we have established wholly-owned subsidiaries in both China and Indonesia. Our China subsidiary employs administrative and clerical personnel, whose primary functions are in quality control and product development. Our Indonesian subsidiary conducts light manufacturing, final assembly and finishing operations to further improve the quality and uniqueness of the products we source from that country.

Results of Operations

The three and six months ended December 31, 2007 compared with the three and six months ended December 31, 2006

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this report on page 4, and the percentage to net sales for the periods indicated. All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended December 31,
	2007		2006		Change
	$	%	$	%	$	%
Net sales	3,497,970		4,502,160		(1,004,190)
Cost of sales	2,305,849	65.9	3,079,671	68.4	(773,822)	(2.5)
Gross profit	1,192,121	34.1	1,422,489	31.6	(230,368)	2.5
Operating expenses	1,283,061	36.7	1,152,956	25.6	130,105	11.1
Operating profit (loss)	(90,940)	(2.6)	269,533	6.0	(360,473)	(8.6)
Total other expense	(199,558)	(5.7)	(218,084)	(4.8)	18,526	(0.9)

Net income (loss)	(290,498)	(8.3)	51,449	1.2	(341,947)	(9.5)

	For the six months ended December 31,
	2007		2006		Change
	$	%	$	%	$	$%
Net sales	7,179,784		7,680,081		(500,297)
Cost of sales	4,943,353	68.9	5,314,478	69.2	371,125	(0.3)
Gross profit	2,236,431	31.1	2,365,603	30.8	129,172	0.3
Operating expenses	2,517,350	35.1	2,285,625	29.8	231,725	5.3
Operating profit (loss)	(280,919)	(3.9)	79,978	1.0	(360,897)	(4.9)
Total other expense	(381,039)	(5.3)	(340,196)	(4.4)	(40,843)	(0.9)

Net loss	(661,958)	(9.2)	(260,218)	(3.4)	(401,740)	(5.8)

Net Sales

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Net sales for the three-month period ended December 31, 2007 decreased $1.0 million to $3.5 million, compared to $4.5 million for the three-month period ended December 31, 2006. Revenues from the specialty retailer segment were up $0.7 million, while revenues from the large retailer segment decreased $1.7 million, compared to the same period last year. The sales cycle for large retailers is significantly longer than for independent specialty retailers; therefore, sales to large retailers tend to be more sporadic. We recognized significant revenues from one large retailer during the three months ended December 31, 2006 that did not recur during the same period in 2007.

We believe that we have presented our products to only a small portion of a vast number of large and medium sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to our current customers, using multiple company showrooms along with our current aggressive factory sales representative organizations. We expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retailers on our results of operations.

Cost of Sales

For the three months ended December 31, 2007, cost of sales decreased as a percentage of net sales to 65.9% compared to 68.4% for the same period last year. This reduction is attributable to a heavier emphasis on higher margin products in the product mix sold. For the six months ended December 31, 2007, cost of sales is down to 68.9% from 69.2% for the same period last year. This decrease is attributable to a heavier emphasis on higher margin products in the product mix sold, partially offset by increased costs incurred during the first quarter of our current fiscal year. During the first quarter of our fiscal year we completed construction of a 24,000 square foot expansion of our Indonesian manufacturing facility bringing our total manufacturing space to 65,000 square feet. At the completion of construction we suspended production for two weeks as we moved certain production lines into the newly created addition. We incurred approximately $86,000 of expenses during this temporary shut down of production which ordinarily would have been absorbed as a cost of production. In addition, we incurred $120,000 in higher than anticipated freight costs as a result of the inefficiencies in the cross docking function being performed by our third-party logistics partner in California. In November 2007 we started to transition this function back to our own facility where it had been performed previously.

Operating Expenses

Operating expenses for the three months ended December 31, 2007 increased $0.1 million to $1.3 million, compared to $1.2 million for the same period last year. For the six months ended December 31, 2007, operating expenses have increased $0.2 million to $2.5 million compared to $2.3 million for the same period last year. The increases for the three-month and six-month periods are both due to the increase in selling costs associated with our increase in sales to our independent retailer customers.

Other Expense

Other expense for the three-months ended December 31, 2007 was $200,000, a decrease of $18,000 compared to $218,000 for the same period last year, and is attributable to lower interest expense associated with the revolving line of credit obtained from Guaranty Bank in October 2007. Other expense for the six months ended December 31, 2007 was $380,000, and increase of $40,000 compared to $340,000 for the same period last year. This increase is due to a temporary increase in accounts receivable factoring costs during the three months ended September 30, 2007.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in material wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($3.2) million at December 31, 2007, compared with ($0.8) million at December 31, 2006. The change in working capital is attributable to the re-classification of stockholder debt from long-term to current. Cash and cash equivalents and short-term investments remained at $0.3 million at December 31, 2007, compared December 31, 2006. Cash used in operating activities during the six months ended December 31, 2007 amounted to $0.7 million compared to $2.0 million for the same period last year. The principal operating uses of cash during the six-month period ended December 31, 2007 were attributable to the net loss of ($0.7) million.

Investing activities during the six months ended December 31, 2007 consisted of purchases of leasehold improvements and equipment totaling $88,000. These funds were invested in the upgrade and expansion of our Indonesian manufacturing facility.

During the six months ended December 31, 2007, financing activities provided $0.3 million in cash. We received $1.1 million under our new Credit Facility (see below) during the six months ended December 31, 2007, of which $0.7 million was used to retire amounts due to Bibby Financial Services (Midwest), Inc. under our prior factoring arrangement and $0.1 million to pay certain registration costs associated with our amended Form SB-2 filed with the Commission on January 22, 2008.

On October 19, 2007, the Company obtained a $3,000,000 revolving credit facility (the “Initial Credit Facility”) from Guaranty Bank to fund the Company’s ongoing working capital needs. On December 27, 2007 the Company and the Lender executed a First Amendment to Credit Agreement (the “Amendment”, a copy of which is filed as an exhibit to this Form 10-QSB), which amended the Initial Credit Facility (as amended, the “Credit Facility”). The Amendment modified the determination of the Prime Margin, as described below, delayed the measurement date for compliance with the fixed charge coverage ratio until June 30, 2008 and removed the maximum leverage ratio covenant.

The Company retired its existing indebtedness under a factoring arrangement with Bibby Financial Services (Midwest), Inc. with a portion of the proceeds from the Credit Facility (see below). The terms of the Credit Facility prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness subordinate to the Credit Facility.

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank's reasonable opinion. As of December 31, 2007 the amount available to be advanced under the Credit Facility was $1,792,732.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (6.5% at December 31, 2007) plus a prime margin of 1.5% (the “Prime Margin”). Pursuant to the Amendment, the Prime Margin shall be 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin will be recalculated on April 1, 2008 and on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

The Company paid Guaranty Bank a loan origination fee and certain other costs totaling $25,000 which were recorded as deferred financing fees and are being amortized to interest expense on a straight-line basis over the term of the Credit Facility.

The Company is not required to pay any fees based upon any unused portion of the amount available for borrowing under the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and is guaranteed by Merapi and WestWay.

The Credit Facility contains covenants, including financial covenants, with which the Company must comply beginning on June 30, 2008. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity.

In connection with the Credit Facility, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank. James K. Parsons, a former director of the Company and its current Executive Vice President, agreed to subordinate indebtedness owed to him by the Company under an Amended and Restated Promissory Note dated May 5, 2006 in the principal amount of $609,468, and under a Third Amended and Restated Promissory Note dated July 31, 2006 in the principal amount of $1,000,000. Quest Capital Alliance II, LLC agreed to subordinate indebtedness owed to it by the Company under an Amended Promissory Note dated September 11, 2006 in the principal amount of $750,000. Quest Commercial Finance, LLC agreed to subordinate indebtedness owed to it by the Company under a Revolving Line of Credit Promissory Note dated May 5, 2006 in the principal amount of $750,000. Steven W. Fox, the general manager of Quest Capital Alliance II, LLC and Quest Commercial Finance, LLC, is a director of the Company. Additionally, SRC agreed to subordinate indebtedness owed to it by the Company under a Third Amended and Restated Secured Promissory Note dated June 15, 2005 in the principal amount of $750,000.

On March 31, 2006, the Company and Bibby Financial Services (Midwest), Inc. (“BFS”) entered into a new Master Purchase and Sale Agreement (the “BFS Factoring Agreement”) to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaced the Master Purchase and Sale Agreement entered into between the Company and BFS in August 2005. The BFS Factoring Agreement, under which BFS purchased certain accounts receivable of the Company on a full recourse basis, was accounted for as a secured borrowing and provided the Company with a maximum credit facility of $3,000,000.

On October 19, 2007, upon obtaining the revolving credit facility from Guaranty Bank (see above), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $18,753 and $96,605 during the three months ended December 31, 2007 and 2006, respectively and $92,620 and $180,344 during the six months ended December 31, 2007 and 2006, respectively. Additionally, the Company incurred fees of $44,273 during the three months ended December 31, 2007 to terminate the agreement before its scheduled maturity date.

We anticipate that our working capital needs will increase as our business grows. In particular, we require cash to fund the purchase and manufacturing of products for shipment to customers. We expect that these working capital requirements can be met through our ongoing relationships with asset-based lenders that have provided similar funding to us in the form of collateralized credit. We have also from time to time have borrowed funds from certain of our stockholders, and we may continue to do so in the future.

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

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2007, the end of our second fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of December 31, 2007, for the reasons described below.

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

Management committed to provide the audit committee with documented policies and procedures that have identified controls for all areas affecting the financial statements by the end of the calendar year 2007. Within that same time period, management intended to develop written policies regarding the valuation of reserves and documented controls within the invoicing process. Specifically, management intended that the policies for valuation will allow for development of a consistent allowance that is supported by all available evidence and is in compliance with GAAP. However, we are still in the process of documenting these policies and procedures and anticipate that they will be complete as of the end of our 2008 fiscal year. We intend to develop and incorporate additional detective controls, and ultimately preventative controls, as we determine to be appropriate during the development and testing of policies, procedures and related controls to address any existing or potential internal control weaknesses to the extent practically possible. Testing of any controls we develop will take place during calendar year 2008. Each policy will be developed after the analysis of operations data over a 24-month period ending in 2007.

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

The audit committee and management have already met to discuss the substance of BKD’s noted material weaknesses, significant deficiencies and control deficiencies and to begin the process of identifying appropriate remedial steps to address the matters raised by BKD. Management continues to believe that it can develop and implement appropriate policies and actions to address the items raised by its auditors before the end of our 2008 fiscal year.

Progress is continuing, and the development of procedures and controls relying on the input of management and our external auditors and the audit committee has continued through the filing date of this report. Management reports the progress on the improvements in its control procedures to the audit committee on a monthly basis.

On February 4, 2008, Decorize appointed Mr. Dan Graham as Chief Financial Officer of the Company. It is anticipated that, going forward, Mr. Graham will lead the Company’s efforts to install a system of policies, procedures and internal controls that addresses all of the issues raised by our auditors.

PART II - OTHER INFORMATION

Item 6:	Exhibits

The following exhibits are filed as part of this report:

	Exhibit No.	Description

	10.1	Credit Agreement, dated October 19, 2007, between Guaranty Bank, Decorize, Inc., Guild Master, Inc. and Faith Walk Designs, Inc.*

	10.2	Revolving Promissory Note, dated October 19, 2007, issued by Decorize, Inc., Guild Master, Inc., and Faith Walk Designs, Inc., to the order of Guaranty Bank in the principal amount of $3,000,000.*

	10.3	Security Agreement, dated October 19, 2007, among Decorize, Inc., Guild Master, Inc. and Faith Walk Designs, Inc. for the benefit of Guaranty Bank.*

	10.4	Guaranty Agreement, dated October 19, 2007, among WestWay Enterprises, Ltd. and P.T. Niaga Merapi for the benefit of Guaranty Bank.*

	10.5	First Amendment to Credit Agreement, dated December 27, 2007, between Guaranty Bank, Decorize, Inc., Guild Master, Inc. and Faith Walk Designs, Inc.

	31.a	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	31.b	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	32.a	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.b	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the exhibits filed with the registrant’s Current Report on Form 8-K filed on October 24, 2007.

SIGNATURES

In accordance the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2008	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dan Graham
Dan Graham
Chief Financial Officer
(Principal Financial Officer)