Form 10QSB
period 2008-03-31
DECORIZE INC
filed 2008-05-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to __________________

Commission File Number: 001-31260

DECORIZE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	43-1931810
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1938 E. Phelps, Springfield, Missouri 65802
(Address of Principal Executive Office)

(417) 879-3326
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of May 9, 2008, there were 28,750,693 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page
Number

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of March 31, 2008	2

Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and March 31, 2007	4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2008 and March 31, 2007	5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and March 31, 2007	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3A(T). Controls and Procedures	19

PART II – OTHER INFORMATION

Item 6. Exhibits	23

i

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of March 31, 2008 and the related consolidated statements of operations for the three and nine-month periods ended March 31, 2008 and 2007 and statements of changes in stockholders’ equity (deficit) and cash flows for the nine-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/BKD, LLP

May 13, 2008
Springfield, Missouri

Decorize, Inc.
Consolidated Balance Sheet
March 31, 2008 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$184,135

Receivables:
Trade accounts receivable, net of allowance of $131,597	2,362,367
Other	9,249

Inventory	1,414,763

Prepaid expenses and other	182,874

Total current assets	4,153,388

Property and equipment, net of $904,101 accumulated depreciation	295,264

Goodwill	3,258,938

Other assets	45,508

3,599,710

Total assets	$7,753,098

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheet (continued)
March 31, 2008 (Unaudited)

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$2,068,848
Accrued salaries and commissions	82,071
Other accrued expenses	291,617
Bank line of credit	1,841,728
Notes payable to stockholders	3,141,688

Total current liabilities	7,425,952

Note payable to stockholder	600,000

Total liabilities	8,025,952

Preferred stock
$.001 par value; 10,000,000 shares authorized; 500,000 shares of Series A, 8% cumulative, convertible, redeemable, issued and outstanding	665,121

Stockholders’ equity (deficit):

Common stock, $.001 par value; 50,000,000 shares authorized, 26,750,693 shares issued and outstanding	26,751

Additional paid-in capital	13,151,200

Accumulated deficit	(14,115,926)

Total stockholders’ equity (deficit)	(937,975)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$7,753,098

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Net sales	$3,589,592	$3,859,256	$10,769,376	$11,539,336

Cost of sales	2,289,717	2,567,881	7,233,070	7,882,359

Gross profit	1,299,875	1,291,375	3,536,306	3,656,977

Operating expenses:
Selling, general and administrative	1,247,972	1,269,772	3,734,667	3,507,655
Depreciation and amortization	14,736	26,593	45,391	74,335

Total operating expenses	1,262,708	1,296,365	3,780,058	3,581,990

Operating profit (loss)	37,167	(4,990)	(243,752)	74,987

Other income (expense):
Interest income	2,324	37	5,222	102
Interest expense	(125,973)	(202,833)	(484,792)	(524,031)
Amortization of financing costs	(17,161)	(2,500)	(35,911)	(7,500)
Other	(12,667)	(4,161)	(19,035)	(18,223)

Total other expense	(153,477)	(209,457)	(534,516)	(549,652)

Net loss	$(116,310)	$(214,447)	$(778,268)	$(474,665)

Less: Dividends declared on preferred stock	$10,000	$10,000	$30,000	$30,164

Loss attributable to common stockholders	$(126,310)	$(224,447)	$(808,268)	$(504,829)

Basic and diluted income (loss) per share	$0.00	$ (0.01)	$(0.03)	$(0.02)

Basic and diluted weighted-average shares outstanding	26,750,205	26,069,925	26,680,892	25,530,678

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2007	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,448)	$100,526

Issuance of common stock	1,267,857	1,268	484,689	-	485,957

Exercise of common stock options	120,000	120	20,280	-	20,400

Stock compensation expense	-	-	46,755	-	46,755

Declared dividends	-	-	(30,146)	-	(30,146)

Net loss	-	-	-	(474,665)	(474,665)

Balances, March 31, 2007	26,627,068	$26,627	$13,252,313	$(13,130,113)	$148,827

			Additional
	Common Stock		Paid-in	Accumulated
Nine months ended March 31, 2008	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,658)	$	(92,024)

Exercise of common stock options	116,625	117	19,710	-		19,827

Stock compensation expense	-	-	19,738	-		19,738

Registration costs related to issuance of common stock	-	-	(77,248)	-		(77,248)

Declared dividends	-	-	(30,000)	-		(30,000)

Net loss	-	-	-	(778,268)		(778,268)

Balances, March 31, 2008	26,750,693	$26,751	$13,151,200	$(14,115,926)		$(937,975)

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2008	2007

Operating Activities
Net loss	$(778,268)	$(474,665)
Items not requiring (providing) cash:
Depreciation	95,121	74,335
Stock compensation expense	19,738	46,756
(Gain) loss on disposal of assets	(1,500)	9,530
Amortization of debt discount and financing costs	35,911	7,500
Changes in:
Trade accounts receivable	63,180	(1,470,068)
Inventories	(481,659)	(347,055)
Prepaid expenses and other current assets	32,968	(58,464)
Accounts payable	265,813	737,927
Accrued expenses and other liabilities	(172,594)	106,540
Net cash used in operating activities	(921,290)	(1.367,664)

Investing Activities
Purchase of property and equipment	(81,418)	(75,636)
Proceeds from sale of equipment	1,500	9,937
Net cash used in investing activities	(79,918)	(65,699)

Financing Activities
Exercise of stock options	19,827	-
Registration costs related to issuance of common stock	(77,248)	-
Payment of deferred financing fees	(44,935)	-
Principal payments on debt to stockholders	(24,228)	(6,015)
Proceeds from issuance of short-term debt to stockholders	-	920,000
Net advances under bank line of credit	1,841,728	-
Net proceeds from issuance of common stock	-	506,356
Principal payments on capital lease obligations	(8,245)	(11,736)
Advances from factor, net	(1,302,567)	440,896
Net cash provided by financing activities	404,332	1,849,501

Increase (Decrease) in Cash and Cash Equivalents	(596,876)	416,138

Cash and Cash Equivalents, Beginning of Period	781,011	102,337

Cash and Cash Equivalents, End of Period	$184,135	$518,475

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (“Decorize” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Commission.

The information contained herein reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company’s results of operations, cash flows and financial position. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to fiscal 2008 presentation. These reclassifications have no effect upon net loss.

Note 2: Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries, P.T. Niaga Merapi (“Merapi”), WestWay Enterprises, Ltd. (“WestWay”), GuildMaster, Inc. and Faith Walk Designs, Inc. All significant transactions have been eliminated in consolidation.

Note 3: Inventory

Inventory consisted of the following as of March 31, 2008:

Finished Products	$1,096,046
Raw Materials	162,887
Work in Process	155,830
$1, 414,763

Note 4: Bank Line of Credit

On October 19, 2007, the Company obtained a $3,000,000 revolving credit facility from Guaranty Bank, which was subsequently amended on December 27, 2007 (as amended, the “Credit Facility”), to fund the Company’s ongoing working capital needs.

The Company retired its existing indebtedness under a factoring arrangement with Bibby Financial Services (Midwest), Inc. with a portion of the proceeds from the Credit Facility (see Note 5, Due to Factor). The terms of the Credit Facility prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness that is subordinate to the Credit Facility, without the prior approval of Guaranty Bank.

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank’s reasonable opinion. As of March 31, 2008, the amount available to be advanced under the Credit Facility was $1,997,238.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (5.25% at March 31, 2008) plus a prime margin of 1.5% (the “Prime Margin”). Pursuant to the amendment made on December 27, 2007, the Prime Margin shall be 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin will be recalculated on April 1, 2008 and on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

The Company paid Guaranty Bank a loan origination fee and certain other costs totaling $25,000, which were recorded as deferred financing fees and are being amortized to interest expense on a straight-line basis over the term of the Credit Facility.

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

In connection with the Credit Facility, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank. James K. Parsons, a former director of the Company and its current Executive Vice President (“Parsons”), agreed to subordinate indebtedness owed to him by the Company under an Amended and Restated Promissory Note dated May 5, 2006 in the principal amount of $609,468 (“First Parsons Note”), and under a Third Amended and Restated Promissory Note dated July 31, 2006 in the principal amount of $1,000,000 (“Second Parsons Note”). Quest Capital Alliance II, L.L.C. (“Quest II”) agreed to subordinate indebtedness owed to it by the Company under an Amended Promissory Note dated September 11, 2006 in the principal amount of $750,000 (the “Quest II Note”). Quest Commercial Finance, L.L.C. (“Quest Commercial”) agreed to subordinate indebtedness owed to it by the Company under a Revolving Line of Credit Promissory Note dated May 5, 2006 in the principal amount of $750,000 (the “QC Revolving Note”). Steven W. Fox, the general manager of Quest II and Quest Commercial, is a director of the Company. Additionally, SRC Holdings Corporation, a Missouri Corporation and the Company’s largest holder of common stock and the holder of all of the Company’s outstanding shares of Series A Convertible Preferred Stock (“SRC”), agreed to subordinate indebtedness owed to it by the Company under a Third Amended and Restated Secured Promissory Note dated June 15, 2005 in the principal amount of $750,000 (the “SRC Note”).

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

On October 19, 2007, upon obtaining the revolving credit facility from Guaranty Bank (see Note 4, Bank Line of Credit), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $0 and $103,823 during the three months ended March 31, 2008 and 2007, respectively, and $92,620 and $284,167 during the nine months ended March 31, 2008 and 2007, respectively. Additionally, the Company incurred fees of $44,273 during the nine months ended March 31, 2008 to terminate the agreement before its scheduled maturity date.

Note 6: Related Party Transactions

The Company subleases warehouse space in Springfield, Missouri from a company owned by SRC. SRC is the largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock. The rental expense is determined monthly based on the actual square footage occupied by the Company during the month. The Company incurred lease expense totaling $67,974 and $150,978 during the three and nine month periods ended March 31, 2008, respectively, and $31,205 and $59,588 during the three and nine months ended March 31, 2007, respectively. Management believes the cost of this sublease is similar to what the Company would pay for leasing similar warehouse space from an unrelated party.

Note 7: Income Taxes

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), on July 1, 2007. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact upon the Company’s financial position, results of operations or cash flows. In connection with adopting FIN 48, the Company adopted the policy to recognize interest and penalties related to unrecognized tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of March 31, 2008.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator
Net loss	$(116,310)	$(214,447)	$(778,268)	$(474,665)
Dividends declared on preferred stock	(10,000)	(10,000)	(30,000)	(30,164)
Net loss attributable to common shareholders	$(126,310)	$(224,447)	$(808,268)	$(504,829)

Denominator
Basic and diluted weighted average shares outstanding	26,750,205	26,609,925	26,680,892	25,530,678

Basic and diluted earnings per share	$0.00	$(0.01)	$(0.03)	$(0.02)

Note 9: Additional Cash Flow Information

The Company made cash interest payments totaling $115,130 and $448,253 during the three and nine month periods ended March 31, 2008, respectively, and made cash interest payments totaling $201,448 and $485,288 during the three and nine month periods ended March 31, 2007, respectively.

The Company made no cash payments for income taxes during the three and nine month periods ended March 31, 2008 and 2007.

The Company accrued dividends on preferred stock totaling $10,000 and $30,000 during the three and nine month periods ended March 31, 2008, respectively, and $10,000 and $30,164 during the three and nine month periods ended March 31, 2007, respectively. No dividends on preferred stock have been paid as of March 31, 2008.

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

Note 11: Subsequent Events

On April 28, 2008, the Company executed a Stock Exchange Agreement (the “Parsons Exchange Agreement”) by and between the Company and Parsons. Pursuant to the Parsons Exchange Agreement, the Company sold 1,500,000 shares of its common stock to Parsons in exchange for a $300,000 reduction in the outstanding principal balance of the First Parsons Note issued by the Company to Parsons on May 5, 2006 in the original principal amount of $609,467.69. Under the Parsons Exchange Agreement, Parsons represented that he is an “accredited investor” for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and indicated that he is acquiring the shares for investment and without a view towards distribution. As such, the Company believes that the issuance of the 1,500,000 shares of common stock to Parsons pursuant to the Parsons Exchange Agreement was made in compliance with the requirements of Rule 506 of Regulation D promulgated under the Securities Act and was therefore exempt from registration. In connection with the execution of the Parsons Exchange Agreement, on April 28, 2008, the Company also executed in favor of Parsons a Second Amended and Restated Promissory Note in the principal amount of $277,160.01 in replacement of and substitution for the First Parsons Note to give effect to the foregoing principal reduction.

Parsons also agreed to extend the maturity date of the Second Parsons Note issued by the Company to Parsons on July 31, 2006 in the principal amount of $1,000,000, from July 31, 2008 to July 31, 2009. To give effect to this extension, on April 28, 2008, the Company executed a Fourth Amended and Restated Promissory Note in the principal amount of $1,000,000 in favor of Parsons in replacement of and substitution for the Second Parsons Note.

On April 28, 2008, the Company executed a Modification Agreement (the “Quest Modification Agreement”), effective April 1, 2008, by and between the Company and Quest Commercial. Pursuant to the Quest Modification Agreement, the QC Revolving Note in the principal sum of $750,000 issued by the Company to Quest on May 5, 2006, was modified so that, effective April 1, 2008, the QC Revolving Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution). Also pursuant to the Quest Modification Agreement, the payment of accrued interest on the QC Revolving Note was suspended until January 1, 2009.

On April 28, 2008, the Company executed an Extension and Modification Agreement (the “Quest II Extension Agreement”), effective March 15, 2008, by and between the Company and Quest II. Pursuant to the Quest II Extension Agreement, the Quest II Note issued on September 11, 2006, in the principal sum of $750,000, was modified so that the maturity date of the Quest II Note was extended to March 15, 2009, and the interest rate, effective March 15, 2008, became 9.75% per annum.

Also on April 28, 2008, the Company executed a Stock Exchange Agreement, effective April 1, 2008, by and between the Company and Quest II (the “Quest II Exchange Agreement”). Pursuant to the Quest II Exchange Agreement, the Company sold 500,000 shares of its common stock to Quest II in exchange for a $100,000 reduction in the outstanding principal balance of the Quest II Note. Under the Quest II Exchange Agreement, Quest II represented that it is an “accredited investor” for purposes of the Securities Act, and indicated that it is acquiring the shares for investment and without a view towards distribution. As such, the Company believes that the issuance of the 500,000 shares of common stock to Quest II pursuant to the Quest II Exchange Agreement was made in compliance with the requirements of Rule 506 of Regulation D promulgated under the Securities Act and therefore exempt from registration. In connection with the execution of the Extension Agreement and the Quest II Exchange Agreement, the Company executed on April 28, 2008 an Amended and Restated Promissory Note in the principal amount of $650,000 in replacement of and substitution for the Quest II Note to give effect to the amended terms resulting from the Extension Agreement and the principal reduction resulting from the Quest II Exchange Agreement.

On April 28, 2008, the Company executed a Subordinated Promissory Note Payoff Agreement (the “Payoff Agreement”) effective April 21, 2008, by and between the Company and Jon T. Baker (“Baker”). Pursuant to the Payoff Agreement, the Company paid Baker $20,000 in full satisfaction of all outstanding debt (including all unpaid accrued interest) owed to Baker under the terms of that certain Subordinated Promissory Note in the principal amount of $56,451 executed by the Company in favor of Baker on January 30, 2004. As a result of the Payoff Agreement, the Company will recognize a gain on the retirement of this debt of approximately $53,000.

On April 30, 2008, the Company executed an Unsecured Promissory Note in the principal amount of $500,000 in favor of SRC, which bears interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and matures on April 30, 2009, at which time all accrued interest and outstanding principal are due and payable. The Company anticipates using the proceeds from this newly issued note for working capital and general corporate purposes.

On April 30, 2008, the Company executed a Modification Agreement by and between the Company and SRC (the “Modification Agreement”), which modifies the SRC Note issued on June 15, 2006, in the principal amount of $750,000. Pursuant to the Modification Agreement, the SRC Note was modified so that, effective April 29, 2008, (i) the SRC Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and (ii) all accrued interest on the unpaid principal balance on the SRC Note is due and payable in full upon demand by SRC at any time.

On April 28, 2008, the Company received written consent in the form of a Consent of Lender from Guaranty Bank, pursuant to that certain Credit Agreement dated October 19, 2007 between Guaranty Bank and the Company, whereby Guaranty Bank consented to the Company executing and consummating the Subordinated Note Payoff Agreement between the Company and Baker and the Unsecured Promissory Note in favor of SRC, both as described above.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; and (iv) the seasonality of our business.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000, to create a direct “source to business” home furnishings and accessories company designed to serve wholesale customers in the United States, with products delivered from the Far East.

We use our business model to serve two distinct market segments, the source to large retailer segment and the source to specialty retailer segment. The source to large retailer segment is comprised of customers that we believe can benefit from our pricing, delivery times and custom design capability. The specialty retailer segment includes small retailers, high-end department stores and designers or decorators that, in our experience, have paid premium prices and have been unable to directly source home furnishings and accessories from overseas. The price of our products includes the cost of freight to the United States port of entry, which reduces the uncertainty about ocean freight costs that would otherwise be borne directly by the specialty retailer. Also, because we have a significantly higher volume of shipments than our individual customers would have, we are able to negotiate lower per item shipping rates, allowing us to pass through a lower cost than a small retailer would obtain on its own account.

We have developed a network of more than 100 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture the products we sell. We believe that none of our suppliers are material to our business, as there are a number of alternative suppliers available to manufacture our products. We currently estimate that the largest of those suppliers will represent less than 20% of our product purchases during the current fiscal year.

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

Furthermore, to better execute our business model and comply with local regulations, we have established wholly-owned subsidiaries in both China and Indonesia. Our China subsidiary employs administrative and clerical personnel whose primary functions are in quality control and product development. Our Indonesian subsidiary conducts light manufacturing, final assembly and finishing operations to further improve the quality and uniqueness of the products we source from that country.

Results of Operations

The Three and Nine Months Ended March 31, 2008 Compared with the Three and Nine Months Ended March 31, 2007

The following table presents certain items included in the Company’s consolidated statements of operations, a copy of which is included in this Quarterly Report on Form 10-QSB on page 4, and the percentage to net sales for the periods indicated. All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our financial statements and accompanying notes:

	For the three months ended March 31,
	2008		2007		Change
	$	%	$	%	$	%
Net sales	3,589,592		3,859,256		(269,664)
Cost of sales	2,289,717	63.8	2,567,881	66.5	(278,164)	(2.7)
Gross profit	1,299,875	36.2	1,291,375	33.5	8,500	2.7
Operating expenses	1,262,708	35.2	1,296,365	33.6	33,657	1.6
Operating profit (loss)	37,167	1.0	(4,990)	(0.1)	42,157	1.1
Total other expense	(153,477)	(4.3)	(209,457)	(5.4)	(55,890)	(1.1)
Net loss	(116,310)	(3.3)	(214,447)	(5.5)	98,137	2.2

	For the nine months ended March 31,
	2008		2007		Change
	$	%	$	%	$	%
Net sales	10,769,376		11,539,336		(769,960)
Cost of sales	7,233,070	68.9	7,882,359	69.2	(649,289)	(0.3)
Gross profit	3,536,306	31.1	3,656,977	30.8	(120,671)	0.3
Operating expenses	3,780,058	35.0	3,581,990	29.8	198,068	5.2
Operating profit (loss)	(243,752)	(3.9)	74,987	1.0	(318,739)	(4.9)
Total other expense	(534,516)	(5.3)	(549,652)	(4.4)	(15,136)	0.9
Net loss	(778,268)	(9.2)	(474,665)	(3.4)	(303,603)	(5.8)

Net Sales

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Net sales for the three-month period ended March 31, 2008 decreased $0.3 million to $3.6 million, compared to $3.9 million for the three-month period ended March 31, 2007. Net sales from the specialty retailer segment were up $0.5 million, while net sales from the large retailer segment decreased $0.8 million compared to the same period last year. The sales cycle for large retailers is significantly longer than for independent specialty retailers; therefore, sales to large retailers tend to be more sporadic.

We believe that we have presented our products to only a small portion of a vast number of large- and medium-sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to our current customers, using multiple company showrooms along with our current aggressive factory sales representative organizations. We expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retailers on our results of operations.

Cost of Sales

For the three months ended March 31, 2008, cost of sales decreased as a percentage of net sales to 63.8% compared to 66.5% for the same period last year. This reduction was attributable to a heavier emphasis on higher margin products in the product mix sold. For the nine months ended March 31, 2008, cost of sales decreased as a percentage of net sales to 68.9% compared to 69.2% for the same period last year. This reduction was also attributable to a heavier emphasis on higher margin products in the product mix sold, partially offset by increased costs incurred during the first quarter of our current fiscal year. During the first quarter of our current fiscal year, we completed construction of a 24,000 square foot expansion of our Indonesian manufacturing facility, bringing our total manufacturing space to 65,000 square feet. At the completion of construction, we suspended production for two weeks as we moved certain production lines into the newly created addition. We incurred approximately $86,000 of expenses during this temporary shutdown of production, which ordinarily would have been absorbed as a cost of production. In addition, we incurred $120,000 in higher than anticipated freight costs as a result of inefficiencies in the cross docking function being performed by our third-party logistics partner in California. In November 2007, we started to transition this function back to our own facility where it had been performed previously.

Operating Expenses

Operating expenses were $1.3 million for each of the three-month periods ended March 31, 2008 and 2007, respectively. For the nine months ended March 31, 2008, operating expenses increased $0.2 million to $3.8 million compared to $3.6 million for the same period last year. The increase for the nine-month period was due to an increase in selling costs associated with an increase in sales to our independent retailer customers.

Other Expense

For the three-months ended March 31, 2007, other expense was $153,000, a decrease of $56,000 compared to $210,000 for the same period last year, and is attributable to lower interest expense associated with the revolving line of credit obtained from Guaranty Bank in October 2007. For the nine months ended March 31, 2008, other expense was $535,000, a decrease of $15,000 compared to $550,000 for the same period last year. This decrease was due to lower interest expense associated with the revolving line of credit from Guaranty Bank, partially offset by an increase in accounts receivable factoring costs during the first quarter of our current fiscal year.

Inflation

We do not believe our business is materially affected by inflation. We anticipate that any increase in material wholesale costs caused by inflation will be passed on to retail customers through higher retail price levels.

Liquidity and Capital Resources

Our working capital was ($3.3) million at March 31, 2008, compared with ($0.5) million at March 31, 2007. The change in working capital is attributable to the re-classification of stockholder debt from long-term to current. Cash and cash equivalents and short-term investments totaled at $0.2 million at March 31, 2008, compared with $0.5 million at March 31, 2007. Cash used in operating activities during the nine months ended March 31, 2008 amounted to $0.9 million compared to $1.4 million for the same period last year. The principal operating use of cash during the nine-month period ended March 31, 2008 was attributable to the net loss of ($0.8) million.

Investing activities during the nine months ended March 31, 2008 consisted of purchases of leasehold improvements and equipment totaling $81,000. These funds were invested in the upgrade and expansion of our Indonesian manufacturing facility.

During the nine months ended March 31, 2008, financing activities provided $0.4 million in cash. We received $1.8 million under our new Credit Facility (see below) during the nine months ended March 31, 2008, of which $0.7 million was used to retire amounts due to Bibby Financial Services (Midwest), Inc. under our prior factoring arrangement, and $0.1 million was used to pay certain registration costs associated with our amended Form SB-2 filed with the Commission on January 22, 2008.

On October 19, 2007, the Company obtained the $3,000,000 Credit Facility from Guaranty Bank, which was subsequently amended on December 27, 2007, to fund the Company’s ongoing working capital needs. The terms of the Credit Facility prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness subordinate to the Credit Facility, without the prior approval of Guaranty Bank.

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank’s reasonable opinion. As of March 31, 2008, the maximum amount available to be advanced under the Credit Facility was $1,997,238, of which $1,841,728 had been advanced.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (5.25% at March 31, 2007) plus an initial Prime Margin of 1.5%. Pursuant to the December 27, 2007 amendment, the Prime Margin was 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin was recalculated on April 1, 2008 (2.5% at April 1, 2008) and will be recalculated on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

The Company paid Guaranty Bank a loan origination fee and certain other costs totaling $25,000 which were recorded as deferred financing fees and are being amortized to interest expense on a straight-line basis over the term of the Credit Facility.

The Company is not required to pay any fees based upon any unused portion of the amount available for borrowing under the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and is guaranteed by the Company’s wholly-owned subsidiaries, Merapi and WestWay.

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

In connection with the Credit Facility, certain of the Company’s creditors agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank. Parsons agreed to subordinate indebtedness owed to him by the Company under the First Parsons Note and the Second Parsons Note. Quest II agreed to subordinate indebtedness owed to it by the Company under the Quest II Note. Quest Commercial agreed to subordinate indebtedness owed to it by the Company under the QC Revolving Note. Steven W. Fox, the general manager of Quest II and Quest Commercial, is a director of the Company. Additionally, SRC agreed to subordinate indebtedness owed to it by the Company under the SRC Note.

On March 31, 2006, the Company and BFS entered into the BFS Factoring Agreement to govern the exclusive global factoring arrangements provided by BFS. The new agreement replaced the Master Purchase and Sale Agreement entered into between the Company and BFS in August 2005. The BFS Factoring Agreement, under which BFS purchased certain accounts receivable of the Company on a full recourse basis, was accounted for as a secured borrowing and provided the Company with a maximum credit facility of $3,000,000.

On October 19, 2007, upon obtaining the Credit Facility from Guaranty Bank (see above), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $0 and $103,823 during the three months ended March 31, 2008 and 2007, respectively, and $92,620 and $284,167 during the nine months ended March 31, 2008 and 2007, respectively. Additionally, the Company incurred fees of $44,273 during the nine months ended March 31, 200[8?] to terminate the agreement before its scheduled maturity date.

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

We believe that additional financing will be needed to meet the capital requirements associated with our growth objectives. We will evaluate alternatives for obtaining debt and equity financing to meet our capital requirements, or to retire debt, as we deem appropriate. There is no assurance that such financing will be available on terms that will be acceptable to us or at all. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Subsequent Events

On April 28, 2008, the Company executed the Parsons Exchange Agreement. Pursuant to the Parsons Exchange Agreement, the Company sold 1,500,000 shares of its common stock to Parsons in exchange for a $300,000 reduction in the outstanding principal balance of the First Parsons Note. In connection with the execution of the Parsons Exchange Agreement, on April 28, 2008 the Company also executed in favor of Parsons a Second Amended and Restated Promissory Note in the principal amount of $277,160.01 in replacement of and substitution for the First Parsons Note to give effect to the principal reduction of the First Parsons Note resulting from the Parsons Exchange Agreement. Parsons also agreed to extend the maturity date of the Second Parsons Note, and to give effect to this extension, on April 28, 2008, the Company executed a Fourth Amended and Restated Promissory Note in the principal amount of $1,000,000 in favor of Parsons in replacement of and substitution for the Second Parsons Note.

On April 28, 2008, the Company executed the Quest Modification Agreement. Pursuant to the Quest Modification Agreement, the QC Revolving Note, was modified so that, effective April 1, 2008, the QC Revolving Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution). Also pursuant to the Quest Modification Agreement, the payment of accrued interest on the QC Revolving Note was suspended until January 1, 2009.

On April 28, 2008, the Company executed the Quest II Extension Agreement, which was effective March 15, 2008. Pursuant to the Quest II Extension Agreement, the Quest II Note, was modified so that the maturity date of the Quest II Note was extended to March 15, 2009, and the interest rate, effective March 15, 2008, became 9.75% per annum. The Company also entered into the Quest II Exchange Agreement on April 28, 2008. Pursuant to the Quest II Exchange Agreement, the Company sold 500,000 shares of its common stock to Quest II in exchange for a $100,000 reduction in the outstanding principal balance of the Quest II Note. In connection with the execution of the Extension Agreement and the Quest II Exchange Agreement, the Company executed on April 28, 2008 an Amended and Restated Promissory Note in the principal amount of $650,000 in replacement of and substitution for the Quest II Note to give effect to the amended terms resulting from the Extension Agreement and the principal reduction resulting from the Quest II Exchange Agreement.

On April 28, 2008, the Company executed the Payoff Agreement, which provided for the Company to pay Baker $20,000 in full satisfaction of all outstanding debt (including all unpaid accrued interest) owed to Baker under the terms of that certain Subordinated Promissory Note in the principal amount of $56,451 executed by the Company in favor of Baker on January 30, 2004. As a result of the Payoff Agreement, the Company will recognize a gain on the retirement of this debt of approximately $53,000.

On April 30, 2008, the Company executed an Unsecured Promissory Note in the principal amount of $500,000 in favor of SRC, which bears interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and matures on April 30, 2009, at which time all accrued interest and outstanding principal are due and payable. On April 30, 2008, the Company executed the SRC Modification Agreement, which modified the SRC Note so that, effective April 29, 2008, (i) the SRC Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and (ii) all accrued interest on the unpaid principal balance on the SRC Note is due and payable in full upon demand by SRC at any time.

On April 28, 2008, the Company received written consent in the form of a Consent of Lender from Guaranty Bank, pursuant to that certain Credit Agreement dated October 19, 2007 between Guaranty Bank and the Company, whereby Guaranty Bank consented to the Company executing and consummating the Subordinated Note Payoff Agreement between the Company and Baker and the Unsecured Promissory Note in favor of SRC, both as described above.

Please see Note 11 to the Company’s consolidated financial statements for further information regarding the foregoing transactions. After giving effect to the various transactions noted above the Company’s outstanding debt as of April 30, 2008 is summarized as follows:

Holder	Principal Outstanding	Maturity Date
James K. Parsons	$1,000,000	July 31, 2009
James K. Parsons	277,160	July 31, 2010
SRC Holdings Corporation	750,000	On Demand
SRC Holdings Corporation	500,000	April 30, 2009
Quest Capital Alliance II, L.L.C.	650,000	March 15, 2009
Quest Commercial Finance, L.L.C.	700,000	May 5, 2009
Guaranty Bank	1,996,728	December 31, 2008

Item 3A(T). Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2008, the end of our third fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Principal Financial Officer and with the participation of our management group and our audit committee. Our disclosure controls and procedures are designed to ensure that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Decorize’s disclosure controls and procedures were not effective as of March 31, 2008, for the reasons described below.

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

In addition, controls over the invoicing process were altered to compensate for a new process. Decorize began utilizing a cross docking service (primarily in California), and this new process required changes to the existing controls. The cross docking service is provided with a distribution for the product on ocean containers and then returns the list with shipping tracking information to Decorize for invoicing. A reconciliation process was developed to ensure all products on the pack list had been invoiced or otherwise categorized and tracked.

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

We have also implemented new close procedures that allow Decorize to close the monthly books in a few days. This was accomplished by providing a detailed schedule of when each close item would be completed. A tight schedule is particularly important when closing activities are reliant upon others. Without a proper cutoff and timely completion, other activities are either re-done multiple times or delayed. A documented schedule ensures that monthly entries are made consistently and are given the proper review. A quick close process allows for timely reporting to departmental managers allowing them the opportunity to take more timely action on deviations and makes the accounting department more efficient.

Despite the steps taken by Decorize during fiscal 2007 to address the matters raised by BKD with respect to our internal controls and procedures, BKD advised the audit committee and management that additional work was still required in order to address the material weaknesses, significant deficiencies and control deficiencies that exist with our internal controls. On September 26, 2007, after completing its audit procedures for the fiscal year ended June 30, 2007, BKD notified the audit committee that its audit had revealed the continued existence of matters that it considers to be control deficiencies, significant deficiencies or material weaknesses in Decorize’s internal control over financial reporting. BKD specifically referred to material weaknesses with respect to our failure to segregate accounting duties and our lack of resources, research tools and personnel to evaluate the proper application of new and complex accounting standards. BKD suggested that Decorize evaluate its accounting resources and personnel in order to ensure that they are sufficient to consistently meet our internal information and external financial reporting requirements and noted limitations of certain controls implemented by Decorize. BKD also noted an additional material weakness with respect to our recording of adjustments in response to certain errors and differences in accounting estimates that were identified during the audit by management and our external auditors, which increases the risk of an unintentional misstatement or omission in our financial statements. BKD also identified significant deficiencies with respect to our failure to segregate accounting duties and our accounting for inventory. BKD noted a lack of segregation of duties with respect to our reconciliation of accounts payable and bank balances to our general ledger, which in each case results in a risk of theft or the misappropriation of assets that could be concealed by fraudulent journal entries. BKD also indicated that our accounting for inventory continues to require adjustments during the year end audit process, which raises the risk of an unintentional misstatement or omission in our financial statements. Currently, we manually input item costs in our inventory management system, which can lead to input error and material costing changes that are not documented or updated in the bill of material. BKD did note improvement in our accounting for inventories at our Indonesian facility, but also noted that opportunities for improvement remain with respect to various pricing issues, preparation of cost build-ups, updates to overhead application rates and improvement in the documentation of methodologies for costing inventories and allocating overhead at this facility. Finally, BKD noted certain control deficiencies with respect to a lack of segregation of accounting duties, which could result in a misappropriation of assets, and a lack of a satisfactory policy or procedure for the retention of supporting documents related to significant corporate transactions.

The audit committee and management have already met to discuss the substance of BKD’s noted material weaknesses, significant deficiencies and control deficiencies and to begin the process of identifying appropriate remedial steps to address the matters raised by BKD. Management continues to believe that it can develop and implement appropriate policies and actions to address many of the items raised by its auditors before the end of our 2008 fiscal year.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dan Graham
Dan Graham
Chief Financial Officer
(Principal Financial Officer)