Form 10-K
period 2007-06-30
DECORIZE INC
filed 2008-09-26
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to __________

Commission file number 001-31260

DECORIZE, INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	43-193180
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1938 E. Phelps
Springfield, Missouri	65802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(417) 879-3326

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter was $1,144,851, based upon a closing bid of the registrant’s common stock as reported by The OTC Bulletin Board on that date of $0.10 per share. There were 28,752,318 shares of the registrant’s common stock outstanding as of September 14, 2008

DOCUMENTS INCORPORATED BY REFERENCE:

The definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this report to the extent indicated therein.

DECORIZE, INC.

- i -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us, identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

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

Readers are referred to the caption “Risk Factors” appearing at Item 1A of this Annual Report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

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

During fiscal 2008, the revenue mix of the two retail markets we serve was approximately 76% from independent retailers and 24% from large retailers. The independent retailers market historically has not comprised the majority of the revenue mix. However, the Company has continued to shift more resources to growing this portion of the business to service the 35,000 retailers who occupy this market space.

Decorize

We source our products from a network of manufacturing partners in Asia, principally China, Indonesia, India and the Philippines. Working in concert with our third-party logistics providers, we stage products in facilities located in those countries for shipment directly to our large retailer customers in the United States. We are able to pass on lower prices to large retailers because we eliminate or reduce the additional costs that are required in the traditional model for building substantial product inventories, multiple stage warehousing and multiple handling levels by a third party. The products sourced to be moved through our specialty retailers channel are either shipped from Asia directly to our fulfillment center in Springfield, Missouri or, in certain situations where it is economically feasible, are shipped direct to our customers utilizing a third party cross docking service. Decorize has two wholly-owned domestic subsidiaries, GuildMaster, Inc. and Faith Walk Designs, Inc., and two wholly-owned foreign subsidiaries, WestWay Enterprises, Ltd. and P.T. Niaga Merapi.

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

Faith Walk

Faith Walk Designs, Inc., a Missouri corporation (“Faith Walk”), is our wholly-owned domestic subsidiary, founded by our Vice President, J. Michael Sandel, and his spouse, which we acquired in July 2001. Prior to this acquisition, Faith Walk sourced its products in unpainted form from domestic suppliers and added design finishing in its Houston, Texas manufacturing facility. Under our business model, all former Faith Walk branded designs are manufactured entirely by our subsidiaries or suppliers in Asia and are marketed under the GuildMaster brand name.

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

P.T. Niaga Merapi

In October 2003, we created P.T. Niaga Merapi, our wholly-owned foreign subsidiary with offices located near Yogyakarta, Indonesia. We initially created this foreign subsidiary to comply with local regulations and requirements for Decorize to employ local residents whose primary purpose was to be responsible for quality control and assurance within the country of Indonesia, where a substantial amount of our GuildMaster products are manufactured. In April 2004, to further improve our product quality, we acquired an Indonesian facility to conduct light manufacturing, final assembly, and finishing operations. This operation has allowed us to consistently provide a more unique and higher quality product than previously available from third party manufacturers within the country. In addition, through this subsidiary, we are able to better package our finished products for shipping and reduce the amount of losses incurred during the transportation process due to faulty or inadequate packaging.

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

Our support systems consist primarily of quality control personnel who oversee the manufacturing done by our suppliers in Asia. Our overseas employees are an integral part of the direct shipping method that we prefer. The oversight, management and first-hand knowledge of our foreign regional suppliers provided by our overseas manufacturing support team is integral to our business model’s success. Recently, Decorize has begun to expand the roles of our overseas support team beyond mere quality control into areas of product development and procurement of items available in Asia that would not likely have become part of our product offerings without our overseas staff. Currently, our company employs approximately 520 persons overseas, and we may increase that number to suit our level of production and design. Our focus overseas will continue to be on quality control, concentrating on items such as consistency to design requests, manufacturing quality and packaging and delivery issues, but we will continue to seek opportunities for them to provide assistance on procurement and development of possible product offerings.

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

Our product offerings are now marketed and sold through two distinct brands, Decorize and GuildMaster, each of which has a slightly different product mix that is driven by the particular brand’s customer focus. Decorize branded products are typically more proprietary in nature and often developed to meet the specific requirements of our large retailer customers. Our large retailer customers market our products to their retail consumers through their brick and mortar store locations. The product mix we supply to those retailers depends upon their perception of their customers’ tastes and demands. Our GuildMaster branded products are typically marketed toward specialty retailers, high-end department stores, designers and decorators who market our products to consumers that shop at their brick and mortar store locations. The product mix is determined by analyzing current and future trends and tastes in the marketplace. We maintain approximately 1,250 unique items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace.

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

Suppliers

We have developed a network of more than 200 supply partners in China, the Philippines, Indonesia and India that manufacture most of the products we sell to our customers. For the year ended June 30, 2008, Decorize's top ten vendors accounted for approximately 40% of our total purchases from third parties. During the time spent arranging the production of our goods with overseas manufacturers, Decorize and its supply partners are developing a better understanding of each other’s needs and requirements. We work closely with our overseas suppliers to ensure that they manufacture and ship products that meet our requirements. As our supply partners become more familiar with Decorize’s business model and products, they become more adept at meeting our design and manufacturing needs, which gives us greater confidence in continuing to direct orders to those overseas vendors who have demonstrated success in working with us and in increasing our reliance on particular supply partners for meeting our overseas manufacturing needs. However, we believe that none of our suppliers are material to our business individually, since there are a number of alternative suppliers available to manufacture our products in both Asia and other parts of the world.

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

Customers

The current customer base for our brands includes approximately ten large retailers and more than 2,500 small retailers, designers and decorators. During the year ended June 30, 2008, our customer revenues were approximately $15.2 million. Although our top five customers in the past year accounted for approximately 20% of our revenues, our business plan for growing our business is expected to result in greater revenue diversification. During fiscal 2008, our top five customers from the standpoint of revenues were Klaussner Furniture, Dillard’s, Office Max, Williams-Sonoma and Neiman Marcus. Our purchase orders with our customers are completed on a purchase-by-purchase basis. As such, we have not entered into any long-term purchase agreements with any customers, nor do we have any formal volume commitments with any of them.

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

Foreign Market Risks

As an importer of manufactured products from countries in the Pacific Rim, our business is subject to political risks that are beyond our control. Since our inception, we have perceived the greatest risk relative to our supply chain to come from our suppliers located in China. However, we believe that the globalization movement and the recent focus on reduction of tariffs and the planned ongoing reductions should provide a beneficial tariff environment for importers. We believe that the recent entry of China into the World Trade Organization (“WTO”) should substantially reduce the risk that China might take political actions that would restrict its trade with the United States or the rest of the world. Our strategy to minimize our exposure to the political risks of any one country has been to develop manufacturing partners in multiple countries. All of the products offered by Decorize are available from multiple supply sources in other countries, which we believe protects us from the political risks of any one country or region.

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

Warehousing and Distribution

Our ability to reduce or eliminate warehousing of our products and the related direct expenses and management costs that would be required is critical to our success. The greater part of the products we sell to large retailers are shipped directly from our manufacturers in Asia to our customers’ stores or distribution centers, so we do not carry any inventory related costs.

Our ability to track orders and merchandise delivery in a detailed and timely manner is an essential requirement for us to eliminate excess warehouse and retail capacity under our direct ship model. In response to this need for detailed order information, we have consistently sought the services of logistics providers that have the technology and capabilities to track our orders and merchandise delivery in a detailed and timely manner. Decorize has no intellectual property rights in the tracking processes or the technology used by our logistics providers; however, we believe that there are a significant number of other logistics suppliers that would be able to provide the same technology and, with our assistance, duplicate the tracking processes that we currently use.

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

Employees

As of June 30, 2008, our company and its subsidiaries employed 554 persons on a full time basis, including 501 at our Indonesian subsidiary and 18 at our Chinese subsidiary. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are good.

Item 1A. Risk Factors.

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

We incurred a net loss of $0.6 million for the fiscal year ended June 30, 2008, which was a decrease of 14% from the $0.7 million loss in fiscal 2007. Although our margins improved substantially during 2008, we have not achieved profitability. We will need to generate greater revenues and maintain or improve our operating margins to achieve and maintain profitability in the future. If we incur operating losses on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Our customers have no obligation to purchase from us, which may result in sudden declines in sales.

Our customer mix currently consists of approximately ten large retailers and more than 1,000 small retailers, designers and decorators. We do not have supply agreements or other volume commitments that are binding on our customers, and our sales originate solely from individual purchase orders that we negotiate with our individual customers. As a consequence, our customers are not obligated to purchase any amount of our products, and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our customer sales were to decline significantly without notice. Furthermore, our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest customers. Although our top five customers in fiscal year 2008 accounted for approximately 20% of our revenues, we cannot assure you that these customers, or any of our customers, will continue to purchase our products in significant volume or at all.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

We intend to expand our business, and we are incurring expenses associated with our growth and expansion. Although over the course of the last several years we have raised funds through private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We have hired additional employees overseas and continue upgrading our technological infrastructure to improve quality and cost controls, operating efficiency and customer service capabilities. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or even reduce the current size of our operations.

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

As of June 30, 2008, our total number of employees was 554, including 519 employees at our overseas operations in Asia. In the past, we have experienced a high rate of sales growth, which at times exceeded the capacity of our infrastructure and resulted in a backlog of customer orders and product quality issues. We addressed those capacity issues by hiring additional personnel and increasing the capacity of our facilities, and we will continue pursuing additional sales growth for our company. If we expand too quickly, or if our infrastructure does not improve rapidly enough, our customer orders could again outpace our ability to meet our customers’ needs, which could force us to delay or reduce customer orders. Expanding our infrastructure will be expensive, and will require us to train our workforce and improve our financial and managerial controls to keep pace with the growth of our operations.

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

The current members of our Board of Directors beneficially own, in the aggregate, 44.8% of our common stock on a fully diluted basis. As a result, if they choose to vote in concert, our directors could significantly influence the outcome of any corporate matter submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter that is opposed by the Board of Directors would be able to obtain the number of votes necessary to overrule the Board of Directors.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of Decorize, our business model and our products. We believe that we have presented our product offering to only a small percentage of the large and medium sized retailer market. Currently, we rely primarily on word of mouth from our existing customers and contacts we develop personally through industry events to promote and market Decorize. In order to successfully grow Decorize, we may need to significantly increase our financial commitment to creating awareness and acceptance of Decorize among retailers, which would be expensive. In fiscal year 2008, marketing and advertising expenses were approximately $551,000, which represented 10.5% of our operating expenses for the year. If we fail to successfully market and promote our business, we could lose current customers to our competitors, or our growth efforts may be ineffective. However, if we incur significant expenses promoting and marketing Decorize, it could cause our profitability to decline in the short term.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are based in a single leased building of approximately 9,600 square feet located in Springfield, Missouri. The rent for this space is $3,766 per month and the facilities are in good condition. The lease for our corporate headquarters ended in April 2008 and we have continued to lease the facility on a month-to-month basis since that time. We anticipate that if additional space is required within the next twelve months for our headquarters, then such space will be available in the Springfield area on a reasonable commercial basis.

We currently sublease and operate a 30,000 square foot fulfillment center located in Springfield, Missouri on a month to month basis from a company owned by SRC Holdings Corporation, the largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock. The lease is for a minimum 10,000 square feet at a monthly rate of $0.60 per square foot utilized, but allows for expansion and contraction of square footage as necessary on a month-to-month basis up to a maximum of 45,000 square feet. Decorize averages approximately 30,000 square feet of utilization on a monthly basis. The Springfield facility is in good condition, and we believe the space is adequate for our operations in the foreseeable future. The current agreement is on a month to month basis, however, we believe that we could lease suitable space at comparable rates in the Springfield area should that be necessary.

We also lease additional design studio and office space of approximately 1,950 square feet located in Houston, Texas. The rent for this facility is $875 per month. We lease this facility on a month to month basis.

We lease and operate our own showroom of approximately 8,950 square feet in High Point, North Carolina. The lease terminates on October 31, 2009. The base rent per month is $9,866 for the period ending October 31, 2008 and $10,162 for the period from November 1, 2008 to October 31, 2009. In addition to the base rent we are required to pay common area maintenance charges which average approximately $700 per month. We have an option to renew the lease for one five-year period following the October 31, 2009 termination date.

We lease and operate our own showroom of approximately 4,780 square feet in Las Vegas, Nevada. The lease terminates on September 30, 2012. The base rent per month is $11,018. On October 1st of each year the base rent increase 3%. In addition to the base rent we are required to pay common area maintenance charges which average approximately $3,774 per month. We have the option to renew the lease for one five-year period following the September 30, 2012 termination date.

We lease and operate our own showroom of approximately 3,670 square feet in Dallas, Texas. The lease terminates on November 30, 2009. The base rent per month is $6,721 for the period ending November 30, 2008 and $6,923 for the period from December 1, 2008 to November 30, 2009.

Pursuant to agreements with independent sales representative groups, we lease varying amounts of floor space at several regional showrooms throughout the United States on a month-to-month basis. The monthly rental payments vary between approximately $500 and $4,500.

Our Indonesian subsidiary operations are based in a leased manufacturing, office and warehouse facility of approximately 21,200 square feet. The lease terminates on March 31, 2013. The Company has paid all of its obligations under the lease with the exception of a final payment of approximately $65,000 which is due and payable on February 28, 2009. The Company has the option to renew the lease for one five-year period following the March 31, 2013 termination date.

Our Chinese subsidiary lease office and warehouse space in China comprising a total of approximately 7,200 square feet. The lease agreements terminate on March 31, 2010. The monthly rental payments total approximately $3,000 per month.

We maintain insurance for physical loss on all domestic properties described above, and we believe that the amount of this insurance coverage provides adequate protection.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low

Fourth Quarter 2008	$0.21	$0.07
Third Quarter 2008	$0.24	$0.14
Second Quarter 2008	$0.35	$0.14
First Quarter 2008	$0.61	$0.33
Fourth Quarter 2007 (May 23 through June 30)	$0.60	$0.50

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

We had approximately 88 record holders of our common stock as of June 30, 2008, according to the books of our transfer agent. A significant number of shares were held in street name, so the Company believes that the number of beneficial owners is significantly higher.

We have not paid cash dividends on our common stock since our inception. Our Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

The following table summarizes as of June 30, 2008, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,112,375	$0.18	1,643,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,112,375	$0.18	1,643,000

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill - Effective July 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) which was issued by the Financial Accounting Standards Board (FASB) in July 2001. SFAS No. 142 required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provided that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. As of June 30, 2008, Decorize did not identify or record any impairment.

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

Stock Options - Stock options granted to employees are accounted for under SFAS No. 123R, Share-Based Payment. The fair value of stock-based awards to employees is calculated by us using the Black-Scholes option valuation model, which requires that we make certain subjective assumptions. These assumptions include future stock price volatility and the expected life of the stock option, which affect the calculated fair values. For the majority of the granted options, forfeitures are assumed to equal 10% of the total grant amount of the options. The expected term of options granted is derived from the time between the date of final vesting and the expiration of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The calculated compensation expense is recognized on a straight-line basis over each vesting period.

The fair values of options granted during the year ended June 30, 2008 were estimated on the date of the respective grants using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: Dividends per share, $0; Risk-free interest rate, 3.06%; Weighted-average expected life of options, 4.7 years; Expected volatility, 132%. A total of 465,000 and 1,112,500 options were granted under the Plan during the years ended June 30, 2008 and 2007, respectively.

Results of Operations and Comparison of the Year Ended June 30, 2008 to the Year Ended June 30, 2007

The following table presents certain items included in Decorize’s consolidated statements of operations, a copy of which is included in this Annual Report, and the percentage of total revenues for the periods indicated. All such data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and accompanying notes.

	For the fiscal years ended June 30,
	2008		2007		Change
Net sales	$15,233,457	100%	$15,919,683	100.0%	$(686,226)	—
Cost of sales	9,988,023	65.6%	10,976,817	68.9%	(998,794)	(3.3)%
Gross profit	5,245,434	34.4%	4,942,866	31.1%	302,568	3.3%
Operating expenses	5,257,491	34.5%	4,902,737	30.8%	354,754	3.7%
Operating income (loss)	(12,057)	(0.1)%	40,129	0.3%	(52,186)	(0.4)%
Total other expense	575,015	3.8%	722,332	4.5%	(147,317)	(0.7)%
Net loss	(587,072)	(3.9)%	(682,203)	(4.2)%	95,131	0.3%

Sales

Our sales are derived primarily from the sale of home furnishing and home décor products to large and independent retailers. Sales for fiscal 2008 decreased $0.7 million, or 4.3%, to $15.2 million compared to $15.9 million in fiscal 2007. Sales to independent retailers increased 11.3%, while sales to large retailers decreased 34.3%. Returns and allowances from both large and small retail customers were relatively flat at 6.2% in fiscal 2008 compared to 6.1% in fiscal 2007.

We believe our revenue growth in the independent retailer market is the result of a continued focus on sales efforts and constant improvements to our product selection and quality. We believe that we have presented our product and services to only a small portion the vast number of independent retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to our current independent retailer customers, and we expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis. In addition, we are implementing plans to market our products to new independent retailer customers, with the intent to develop a broader, more robust customer base.

The decrease in our sales to large retailers during fiscal 2008 compared to fiscal 2007 resulted from the loss of a significant customer. Sales to this customer totaled $3.1 million during fiscal 2007 and $0 during fiscal 2008. No other large retailer customer accounted for more than $1.0 million in sales in either fiscal 2007 or fiscal 2008.

Cost of Sales

The cost of sales for fiscal 2008 decreased as a percentage of sales to 65.6%, compared to 69.00% for fiscal 2007. We believe that the percentage decrease in our costs of sales for fiscal 2008 compared to the prior year was the result of management’s concerted efforts to run efficient manufacturing facilities in Asia, successful vendor negotiations resulting in lower raw materials costs for some of our products and the implementation of price increases across much of our product lines. In addition, we eliminated slow moving product offerings and improved our designs, providing faster inventory turnover and fewer markdowns on aging inventory.

Operating margins and pricing in our industry are very competitive. We must focus on selling more goods to more customers at very competitive prices in order to increase our revenues. Greater sales volumes, especially from large retailers, may come at the expense of some gross margin.

Operating Expenses

During fiscal 2008, our operating expenses increased $0.4 million to $5.3 million, compared to $4.9 million for fiscal 2007. The majority of this increase is related to increased selling expenses in fiscal 2008, specifically commission paid to independent sales reps and royalties paid to independent product designers. Additional increase in showroom rents and advertising were partially offset by decreases in SEC filing expenses, audit and legal fees and investor relations costs. All other expenses were relatively flat.

Other Expense

Other expense for fiscal 2008 decreased to $0.6 million compared from $0.7 million for fiscal 2007. The decrease is attributable to a decrease in interest expense resulting from 1) a reduction in interest rates on certain stockholder notes payable negotiated in April 2008 and 2) lower interest costs associated with the revolving line of credit from Guaranty Bank in comparison to the costs associated with the factoring agreement with Bibby Financial Services that was in place during fiscal 2007.

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

Liquidity and Capital Resources

We had working capital of approximately $(2.1) million at June 30, 2008, compared with $(0.9) million at June 30, 2007. Cash was $0.3 million at June 30, 2008, compared to $0.8 million at June 30, 2007. Cash used in operating activities was $1.6 million in fiscal year 2008 compared to $0.9 million in fiscal year 2007. The principal operating uses of cash during fiscal year 2008 were attributable to the net loss of $0.6 million, a $0.4 million increase in receivables and a $0.8 increase in inventories.

During fiscal 2008 we invested approximately $0.1 million in the purchase of property and equipment, primarily leasehold improvements in our Indonesian manufacturing facility and computer equipment in our Springfield, Missouri corporate headquarters and in our Indonesian subsidiary.

During the year ended June 30, 2008, net cash provided by financing activities was $1.1 million. We raised $0.6 million from the issuance of stockholder notes payable, made principal payments on stockholder notes payable of $0.1, had net borrowings from our bank line of credit of $2.1 million, paid net amounts due to our factor totaling $1.3 million and paid registration fees totaling $0.1 million in connection with registering our common stock.

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

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when

20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank’s reasonable opinion. As of June 30, 2008, the amount available to be advanced under the Credit Facility was $2,358,364.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (5.0% at June 30, 2008) plus a prime margin of 1.5% (the “Prime Margin”). Pursuant to the amendment made on December 27, 2007, the Prime Margin was 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin was recalculated on April 1, 2008 and will be recalculated on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

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

The Credit Facility contains covenants, including financial covenants, with which the Company must comply. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity. The Company was not in compliance with the minimum fixed charge coverage ratio covenant as of June 30, 2008. At the Company’s request, Guaranty Bank agreed to waive the minimum fixed charge coverage ratio requirement for the quarter ended June 30, 2008. The Company anticipates that it will not be in compliance with the minimum fixed charge coverage ratio for the quarter ending September 30, 2008 and will again request Guaranty Bank to waive the requirement for compliance. Although Guaranty Bank has expressed a willingness to waive the requirement for the quarter ending September 30, 2008 there can be no assurance that Guaranty Bank will actually do so.

Certain notes payable to stockholders (see Stockholder Notes Payable below) contain cross-default provisions, which, as a result of the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility, have caused the Company to be in default under the terms of the notes. At the Company’s request, the respective note holders agreed to waive the specific cross-default provisions as they relate to the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility.

In connection with the Credit Facility, all holders of the Company’s notes payable to stockholders (see Stockholder Notes Payable below) agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank.

Factoring Agreement

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

On October 19, 2007, upon obtaining the revolving credit facility from Guaranty Bank (see Bank Line of Credit above), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $92,620 and $379,248 during the years ended June 30, 2008 and 2007, respectively. Additionally, the Company incurred fees of $44,273 during the year ended June 30, 2008 to terminate the agreement before its scheduled maturity date.

Stockholder Notes Payable and Debt-for-Stock Private Placements

Quest Commercial Finance, L.L.C. -

On May 5, 2006, Decorize entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Quest Commercial”), which provided for Quest Commercial to make a revolving credit line in the amount of up to $750,000 available to Decorize (the “Quest Credit Facility”). The Quest Credit Faciilty, which is evidenced by a promissory note dated May 5, 2006 was modified on September 27, 2007 and again on April 28, 2008.

The original terms of the Quest Credit Facility provided that interest would accrue on the principal balance from time to time outstanding at a rate per annum equal to the greater of 10% or the prime rate of interest plus 5%. Accrued interest was payable monthly on the last day of each calendar month, beginning May 31, 2006.

On September 26, 2007, the Quest Credit Facility was modified to set the interest rate at 13.75% per annum and to provide for the payment of a $7,500 annual lender fee on September 26, 2007, and thereafter on May 5 of each year until the note is paid in full.

On April 1, 2008, the Quest Credit Facility was further modified effective April 1, 2008 so that the interest payable on the note accrues at the prime rate per annum and to provide for the suspension of monthly interest payments until January 1, 2009 at which time all accrued unpaid interest is due and to provide for monthly interest payments thereafter until maturity.

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

The Quest Credit Facility matures on May 5, 2009. In consideration of Quest Commercial providing the Quest Credit Facility, Decorize paid Quest Commercial a commitment fee of $30,000.

Stephen W. Fox, a director of the Company, is the General Manager of Quest Commercial Finance, L.L.C.

Quest Capital Alliance II, L.L.C. -

On August 17, 2006, Decorize issued a $75,000 three-month promissory note, payable to the order of Quest Capital Alliance II, L.L.C. (“Quest II”), bearing interest at 13.25% per annum. The note was paid in full on September 11, 2006.

On September 11, 2006, Decorize issued a promissory note (the “Quest II Promissory Note”), payable to the order of Quest II, in the original principal amount of $750,000. Quest II charged a $41,250 origination fee in connection with the loan, and discounted the principal amount funded to the Company under the Quest II Promissory Note by the amount of the origination fee.

Interest on the outstanding principal under the Quest II Promissory Note accrued at a rate of 18% per annum, from January 9, 2007 to February 12, 2007, and then at a rate of 21% per annum from February 12, 2007 to March 15, 2007. The note was amended on March 15, 2007 to lower the interest rate to 13.75% and to extend the maturity date to March 15, 2008. The Company paid a renewal fee of $7,500 in connection with amendment and extension.

On April 28, 2008, the Company executed an Extension and Modification Agreement (the “Quest II Extension Agreement”), effective March 15, 2008, by and between the Company and Quest II. Pursuant to the Quest II Extension Agreement, the Quest II Promissory Note, as amended, was modified so that the maturity date of the note was extended to March 15, 2009, and the interest rate, effective March 15, 2008, became 9.75% per annum.

Also on April 28, 2008, the Company executed a Stock Exchange Agreement, effective April 1, 2008, by and between the Company and Quest II (the “Quest II Exchange Agreement”). Pursuant to the Quest II Exchange Agreement, the Company sold 500,000 shares of its common stock to Quest II in exchange for a $100,000 reduction in the outstanding principal balance of the Quest II Promissory Note. Under the Quest II Exchange Agreement, Quest II represented that it is an “accredited investor” for purposes of the Securities Act, and indicated that it is acquiring the shares for investment and without a view towards distribution. As such, the Company believes that the issuance of the 500,000 shares of common stock to Quest II pursuant to the Quest II Exchange Agreement was made in compliance with the requirements of Rule 506 of Regulation D and therefore exempt from registration. In connection with the execution of the Quest II Extension Agreement and the Quest II Exchange Agreement, the Company executed on April 28, 2008 an Amended and Restated Promissory Note in the principal amount of $650,000, in replacement of and substitution for the Quest II Promissory Note to give effect to the amended terms resulting from the Quest II Extension Agreement and the principal reduction resulting from the Quest II Exchange Agreement.

The Amended and Restated Promissory Note is secured by a security interest in Decorize’s inventory and proceeds from inventory pursuant to the terms and conditions of a Commercial Security Agreement (the “Security Agreement”) entered into between Decorize and Quest II on September 11, 2006. The Security Agreement provides that upon an event of default, Quest II may accelerate the indebtedness owed under the Amended and Restated Promissory Note, assemble and sell the collateral, have a receiver appointed to take possession of any or all of the collateral, collect remedies, obtain a deficiency judgment and exercise all other rights and remedies available to Quest II. The default interest rate is equal to 21% per annum.

Stephen W. Fox, a director of the Company, is the General Manager of Quest Capital Alliance II, L.L.C.

Jon T. Baker -

On April 28, 2008, the Company executed a Subordinated Promissory Note Payoff Agreement (the “Payoff Agreement”) effective April 21, 2008, by and between the Company and Jon T. Baker (“Baker”). Pursuant to the Payoff Agreement, the Company paid Baker $20,000 in full satisfaction of all outstanding debt (including all unpaid accrued interest) owed to Baker under the terms of that certain Subordinated Promissory Note in the principal amount of $56,451 executed by the Company in favor of Baker on January 30, 2004. As a result of the Payoff Agreement, the Company recognized a gain on the retirement of this debt of approximately $53,000.

Jon T. Baker is a stockholder and former Chief Executive Officer of the Company.

James K. Parsons -

On April 28, 2008, the Company executed a Stock Exchange Agreement (the “Parsons Exchange Agreement”) by and between the Company and James K. Parsons (“Parsons”). Pursuant to the Parsons Exchange Agreement, the Company sold 1,500,000 shares of its common stock to Parsons in exchange for a $300,000 reduction in the outstanding principal balance of that certain Amended and Restated Promissory Note (the “Amended Promissory Note”) issued by the Company to Parsons on May 5, 2006 in the original principal amount of $609,467.69. Under the Parsons Exchange Agreement, Parsons represented that he is an “accredited investor” for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and indicated that he is acquiring the shares for investment and without a view towards distribution. As such, the Company believes that the issuance of the 1,500,000 shares of common stock to Parsons pursuant to the Parsons Exchange Agreement was made in compliance with the requirements of Rule 506 of Regulation D promulgated under the Securities Act and was therefore exempt from registration. In connection with the execution of the Parsons Exchange Agreement, on April 28, 2008 the Company also executed in favor of Parsons a Second Amended and Restated Promissory Note in the principal amount of $277,160.01, in replacement of and substitution for the Amended Promissory Note to give effect to the principal reduction of the Amended Promissory Note resulting from the Exchange Agreement

Parsons also agreed to extend the maturity date of that certain Third Amended and Restated Promissory Note issued by the Company to Parsons on July 31, 2006 in the principal amount of $1,000,000, from July 31, 2008 to July 31, 2009. To give effect to this extension, on April 28, 2008, the Company executed a Fourth Amended and Restated Promissory Note in the principal amount of $1,000,000 in favor of Parsons, in replacement of and substitution for the Third Amended and Restated Promissory Note.

James K. Parsons is a stockholder and Executive Vice President of the Company.

SRC Holdings Corporation -

On April 30, 2008, Decorize, Inc. (the “Company”) executed an Unsecured Promissory Note in the principal amount of $500,000 (the “Note”) in favor of SRC Holdings Corporation, a Missouri corporation (“SRC”). The Note bears interest at the prime rate per annum as published by the Wall Street Journal and matures on April 30, 2009, at which time all accrued interest and outstanding principal are due and payable. The Company anticipates is using the proceeds from the Note for working capital and general corporate purposes.

On April 30, 2008, the Company executed a Modification Agreement by and between the Company and SRC (the “Modification Agreement”), which modifies the Third Amended and Restated Promissory Note in the principal amount of $750,000 executed by the Company in favor of SRC on June 15, 2005 (the “SRC Note”). Pursuant to the Modification Agreement, the SRC Note was modified so that, effective April 29, 2008, (i) the SRC Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and (ii) all accrued interest on the unpaid principal balance on the SRC Note is due and payable in full upon demand by SRC at any time.

SRC is the single largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock.

Consent of Lender -

On April 28, 2008, the Company received written consent in the form of a Consent of Lender from Guaranty Bank (“Guaranty”), pursuant to that certain Credit Agreement dated October 19, 2007 between Guaranty and the Company, whereby Guaranty consented to the Company executing and consummating the Subordinated

Note Payoff Agreement between the Company and Baker and the Unsecured Promissory Note in favor of SRC, both as described above.

Summary -

After giving effect to the various transactions noted above the Company’s outstanding stockholder notes payable as of June 30, 2008 is summarized as follows:

Holder	Principal Outstanding	Maturity Date
James K. Parsons	$1,000,000	July 31, 2009
James K. Parsons	256,968	July 31, 2010
SRC Holdings Corporation	750,000	On Demand
SRC Holdings Corporation	500,000	April 30, 2009
Quest Capital Alliance II, L.L.C.	650,000	March 15, 2009
Quest Commercial Finance, L.L.C.	700,000	May 5, 2009
Total	$3,856,968

Other Private Placements

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

In each of these private placements, the investors represented that they were “accredited investors” for purposes of the Securities Act, and indicated that they were acquiring the shares for investment and not with a view to distribution. We provided each investor with appropriate financial and operating information. Each of the investors was an existing stockholder of Decorize. Accordingly, we believe these offerings were made in compliance with the “safe harbor” requirements of Rule 506 under Regulation D of the Securities Act, which we have relied upon in taking the position that the private placements were exempt from registration under the Securities Act.

Stock Registration Fees

Professional fees totaling $77,250 and $100,603 incurred in connection with the registration of certain of the Company’s shares of common stock issued in private placements have been charged to additional paid in capital during the years ended June 30, 2008 and 2007, respectively.

Access to Equity Financing

On April 12, 2007, our Board of Directors received a letter from the American Stock Exchange LLC (“AMEX”) indicating that AMEX intended to file a delisting application with the SEC in order to terminate the listing of our common stock on the exchange. The April 12 letter from AMEX indicated that this decision was based upon its determination that the Company was not in compliance with certain continued listing standards of AMEX. We subsequently applied to have our shares of common stock quoted on the OTCBB, and our application was approved and our shares listing on the OTCBB approved in May 2007. We believe that the OTCBB is a better trading platform for our shares, in light of our current stage of development, and that the OTCBB will be more cost effective than listing on a securities exchange. We currently anticipate that the principal source of working capital in the foreseeable future will continue to be from the issuance of short-term debt instruments and advances from our factor, or we may consider moving to an asset-backed credit facility from a more traditional lender. We do not believe that the move from AMEX to the OTCBB will have any impact on the availability of any of those forms of debt financings, and none of our current loan agreements or any related covenants were impacted by the transition to the OTCBB. In addition, we note that our most recent private placements of equity were made in April of this year, after we moved to the OTCBB, and we continue to expect that sources of equity financing will be available to our company following the move to the OTCBB.

Other

It is likely that Decorize will continue to require additional equity and debt financing in order to provide sufficient operating capital until such time as the Company generates sufficient operating cash flow to support its operations. There is no assurance that such financing will be available on terms that will be acceptable to us. The inability to secure such financing could have a material adverse effect on our ability to maintain our business or to achieve our growth objectives.

Total Contractual Cash and Other Obligations

The following table summarizes our long-term debt and operating lease obligations as of June 30, 2008:

	Total	Less than 1 Year	1-5 Years
Principal payments due on notes payable to stockholders	$3,856,968	$2,705,000	$1,151,968
Future minimum lease payments under noncancelable operating leases	1,236,876	496,988	739,888
Totals	$5,093,844	$3,201,988	$1,891,856

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

DECORIZE, INC.
Index to Financial Statements
June 30, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Decorize, Inc.
Springfield, Missouri

We have audited the accompanying consolidated balance sheets of Decorize, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorize, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Springfield, Missouri
September 25, 2008

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2008 and 2007

ASSETS

	2008	2007

Current Assets

Cash	$269,105	$781,011

Receivables
Trade accounts receivable, net of allowances 2008 - $319,119; 2007 - $120,250	2,814,326	2,397,464

Other	26,709	8,052

Inventories	1,692,597	933,104

Prepaid expenses and other	196,660	243,056

Total current assets	4,999,397	4,362,687

Property and equipment, net of accumulated depreciation 2008 - $934,658; 2007 - $813,684	299,802	311,264

Goodwill	3,258,938	3,258,938

Other	35,557	36,261

	3,594,297	3,606,463

Total Assets	$8,593,694	$7,969,150

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2008 and 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2008	2007

Current liabilities

Accounts payable	$1,931,132	$1,803,035
Accrued salaries and commissions	75,694	51,103
Other accrued expenses	337,409	495,179
Due to factor	—	1,302,564
Bank line of credit	2,061,728	—
Current portion of capital lease obligations	—	8,245
Current portion of stockholders’ notes	2,705,000	1,556,451

Total current liabilities	7,110,963	5,216,577

Notes payable to stockholders, less current portion	1,151,968	2,209,468

Total liabilities	8,262,931	7,426,045

Preferred stock, 8% cumulative, convertible, redeemable
$.001 par value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	675,121	635,121

Stockholders’ equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 2008 - 28,751,693 shares; 2007 - 26,634,068 shares	28,752	26,634
Additional paid-in capital	13,551,612	13,219,000
Accumulated deficit	(13,924,722)	(13,337,650)

Total stockholders’ equity (deficit)	(344,358)	(92,016)

Total liabilities and stockholders’ equity (deficit)	$8,593,694	$7,969,150

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2008 and 2007

	2008	2007

Net Sales	$15,233,457	$15,919,683

Cost of Goods Sold	9,988,023	10,976,817

Gross Profit	5,245,434	4,942,866

Operating Expenses:
Selling, general and administrative	5,200,086	4,838,494
Depreciation and amortization	57,405	64,243

Total operating expenses	5,257,491	4,902,737

Operating income (loss)	(12,057)	40,129

Other income (expense):
Interest income	6,377	1,194
Interest expense	(580,098)	(646,023)
Amortization of debt discount and financing costs	(44,023)	(69,187)
Gain on debt retirement	53,604	—
Other	(10,875)	(8,316)

Total other expense	(575,015)	(722,332)

Net loss	(587,072)	(682,203)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common stockholders	$(627,072)	$(722,203)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Basic and diluted weighted-average common shares outstanding	27,079,539	25,796,808

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended June 30, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, June 30, 2006	25,239,211	$25,239	$12,730,735	$(12,655,447)	$100,527
Exercise of common stock warrants and options	127,000	127	21,463	—	21,590
Issuance of common stock	1,267,857	1,268	536,233	—	537,501
Dividends declared	—	—	(40,000)	—	(40,000)
Issuance of common stock warrants and options	—	—	71,172	—	71,172
Registration costs related to issuance of common stock	—	—	(100,603)	—	(100,603)
Net loss	—	—	—	(682,203)	(682,203)

Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,650)	$(92,016)
Exercise of common stock options	117,625	118	19,879	—	19,997
Issuance of common stock	2,000,000	2,000	398,000	—	400,000
Dividends declared	—	—	(40,000)	—	(40,000)
Issuance of common stock options	—	—	31,983	—	31,983
Registration costs related to issuance of common stock	—	—	(77,250)	—	(77,250)
Net loss	—	—	—	(587,072)	(587,072)
Balances, June 30, 2008	28,751,693	$28,752	$13,551,612	$(13,924,722)	$(344,358)

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2008 and 2007

	2008	2007

Operating Activities
Net loss	$(587,072)	$(682,203)
Items not requiring (providing) cash
Depreciation and amortization	127,974	98,549
Provision for bad debts	10,945	26,689
Provision for sales returns and allowances	956,480	1,017,009
Compensatory issuance of common stock and stock options	31,983	59,472
Issuance of warrants in exchange for consulting services	—	11,700
Amortization of debt discount and financing costs included in interest expense	47,148	69,187
Gain on debt retirement	(53,604)	—
(Gain) loss on disposal of property and equipment	(1,500)	15,814
Changes in
Trade accounts receivable	(1,384,287)	(1,994,942)
Inventories	(759,493)	(110,819)
Prepaid expenses and other current assets	29,355	(66,201)
Accounts payable	128,097	352,110
Accrued expenses and other	(87,584)	343,080

Net cash used in operating activities	(1,541,558)	(860,555)

Investing Activities
Purchase of property and equipment	(116,512)	(203,896)
Proceeds from sale of equipment	1,500	9,937

Net cash used in investing activities	(115,012)	(193,959)

Financing Activities
Principal payments on stockholders’ notes payable	(72,500)	(30,290)
Proceeds from issuance of stockholders’ notes payable	600,000	920,000
Net borrowings on bank line of credit	2,061,728	—
Deferred fees associated with bank financing	(48,060)	(7,500)
Principal payments on capital lease obligations	(8,245)	(17,010)
Issuance of common stock, net of related expenses	19,997	559,091
Payment of registration costs related to issuance of common stock	(105,692)	(72,161)
Advances from (repayments to) factor, net	(1,302,564)	381,058

Net cash provided by financing activities	1,144,664	1,733,188

Increase (Decrease) in Cash	(511,906)	678,674

Cash, Beginning of Year	781,011	102,337

Cash, End of Year	$269,105	$781,011

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2008 and 2007

	2008	2007

Supplemental Cash Flows Information:

Interest paid	$516,191	$584,069
Dividends accrued on preferred stock	$40,000	$40,000
Accrued fees associated with stock registration	—	$28,442
Debt converted to common stock	$400,000	—

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Decorize, Inc. (“Decorize”) together with its subsidiaries (collectively the “Company”) is a manufacturer and wholesaler of imported home furnishings and home accent items. Products are sold primarily to retailers in the United States.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2008 and 2007, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company also provides an allowance for sales returns and allowances, which is based on upon a review of outstanding receivables, historical returns and allowances information and specific allowances granted to customers.

The Company’s trade accounts receivable allowances as of June 30, 2008 and 2007 were as follows:

	2008	2007

Allowance for doubtful accounts	$81,385	$36,211
Allowance for returns and allowances	237,734	84,039
	$319,119	$120,250

The Company has established relationships with several major customers. Sales to the Company’s top two customers during the year ended June 30, 2008, as measured by sales volume, respectively accounted for 6.4% and 5.7% of total net sales for the year. Neither of these two customers accounted for more than 5.0% of total net sales during the year ended June 30, 2007. Sales to the Company’s top two customers during the year ended June 30, 2007, as measured by sales volume, respectively accounted for 19.5% and 5.9% of total net sales for the year. Neither of these two customers accounted for more than 5.0% of total net sales during the year ended June 30, 2008. No other customers accounted for 5.0% of the Company’s total net sales in either of the years ended June 30, 2008 and 2007.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation has been computed by applying the straight-line method to each asset category over their estimated lives, as follows:

Category	Estimated Life	Balance at June 30, 2008	Balance at June 30, 2007

Automobiles	5 years	$21,480	$28,480
Warehouse and production equipment	5-7 years	56,426	54,464
Computer software	3 years	178,482	178,482
Office and computer equipment	3-7 years	613,898	576,928
Leasehold improvements	Lease term	364,174	151,316
Construction in progress		—	135,278
Total		1,234,460	1,124,948
Less accumulated depreciation		934,658	813,684
Property and equipment, net		$299,802	$311,264

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. No impairment losses have been recorded in 2008 and 2007.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment using a two-step process annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company consists of a single reporting unit as defined in SFAS No. 142. As the first step in the process, management compares the estimated fair value of the Company based upon the market price of its common stock to the carrying value of its equity to determine whether a potential impairment of goodwill

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

exists. The Company’s evaluations have not indicated a potential impairment, so the Company did not record a charge to reduce the carrying value of goodwill during 2008 or 2007.

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

Cost of Goods Sold

The Company’s cost of goods sold includes substantially all costs incurred in our Indonesian and Chinese subsidiaries and transportation costs incurred in transferring goods from our subsidiaries to the United Sates. Cost of goods sold includes depreciation expense of $70,569 and $34,306 for the years ended June 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as they are incurred. We incurred advertising and marketing expenses during the years ended June 30, 2008 and 2007, totaling $551,152 and $371,542, respectively.

Amounts Due To and From Related Parties

Accounts payable included amounts due to employees and stockholders totaling $106,546 and $32,434 as of June 30, 2008 and 2007, respectively. Other accounts receivable from employees totaled $6,731 and $5,822 as of June 30, 2008 and 2007, respectively.

Loss Per Share

Basic and diluted loss per share are computed by dividing the net loss increased by dividends declared on preferred stock by the weighted average number of common shares outstanding during the period and excludes the otherwise dilutive effects of outstanding stock options and warrants as their effects would be antidilutive.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

	June 30, 2008	June 30, 2007

Net loss, as reported	$(587,072)	$(682,203)
Add: Dividends declared on preferred stock	(40,000)	(40,000)

Loss available to common shareholders	(627,072)	(722,203)

Divided by weighted average shares outstanding	27,079,539	25,796,808

Basic and diluted loss per share	$(0.02)	$(0.03)

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

Stock-based Compensation

At June 30, 2008 and 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 10, Stock-Based Compensation.

Preferred Stock

During 2004, the Company issued 500,000 shares of Series A Convertible Preferred Stock. Each preferred share is convertible into one common share (subject to certain antidilution provisions). Conversion is at the shareholder’s option, or mandatory if the market price of the common stock exceeds $2.50 for ten consecutive trading days with a sufficient daily trading volume. Dividends are cumulative and accrue 8% per year, payable in arrears. Preferred shares may be redeemed at the shareholder’s option for $1.00 each plus accrued dividends in three equal annual payments beginning February 13, 2007, or earlier at the option of the Company (subject to a redemption premium). The Company carries its Series A Convertible Preferred Stock on its balance sheet at the current redemption amount. Holders of Series A Convertible Preferred Stock are entitled to elect up to two of the Company’s Board of Directors while 500,000 or more shares of Series A Convertible Preferred Stock are outstanding. All accrued preferred stock dividends must be paid before any dividends may be distributed to common shareholders, and in the event of liquidation the preferred stock ranks prior to common to the extent of its redemption value. In January 2005, a conversion feature was added to the Series A Convertible Preferred Stock, enabling it to be converted to the Company common stock at a rate of $0.40 per share for an aggregate of 1,250,000 common shares. In June 2005, the conversion price was amended to $0.20 per share, for an aggregate totaling 2,500,000 shares.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist principally of cash, accounts receivable, accounts payable and notes payable, approximate fair value.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to fiscal 2008 presentation. These reclassifications have no effect upon net loss.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 resolves certain accounting issues related to various hybrid financial instruments. The Company adopted the provisions of SFAS No. 155 on July 1, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. The Company adopted Interpretation 48 on July 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The Company adopted SAB 108 during the first quarter of its fiscal year ended June 30, 2007. The adoption of SAB No. 108 did not have a material on the Company's financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2,  Effective Date of FASB Statement No. 157,  which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 is effective for us beginning July 1, 2008; however, FSP No. 157-2 delays the effective date for certain items to July 1, 2009.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 on July 1, 2008, as required. The Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted for at fair value prior to the adoption of SFAS No. 159. Therefore, the adoption of this standard did not have a material effect on our financial position or results of operations.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other matters, it also requires the recognition of a noncontrolling interest (sometimes called “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R will significantly change the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under SFAS No. 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date, with limited exceptions.  SFAS No. 141R also includes a substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact that the provisions of SFAS No. 141R may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. 142-3.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is evaluating the impact of SFAS No. 162.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company is evaluating the impact of FSP No. EITF 03-6-1.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 2: Inventories

The Company’s inventories as of June 30, 2008 and 2007 were as follows:

	2008	2007

Raw materials	$183,296	$89,581
Work in process	136,714	95,637
Finished units	1,372,587	747,886

	$1,692,597	$933,104

Note 3: Bank Line of Credit

On October 19, 2007, the Company obtained a $3,000,000 revolving credit facility from Guaranty Bank, which was subsequently amended on December 27, 2007 (as amended, the “Credit Facility”), to fund the Company’s ongoing working capital needs.

The Company retired its existing indebtedness under a factoring arrangement with Bibby Financial Services (Midwest), Inc. with a portion of the proceeds from the Credit Facility (see Note 4, Due to Factor). The terms of the Credit Facility prohibit the Company from using Credit Facility proceeds for the purpose of repaying any other third party indebtedness, including indebtedness that is subordinate to the Credit Facility, without the prior approval of Guaranty Bank.

The Company can borrow, repay and re-borrow principal under the Credit Facility from time to time during its term. The aggregate principal amount drawn under the Credit Facility at any given time may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of eligible inventory. Eligible accounts receivable includes the Company’s accounts receivable generated in the ordinary course of business that satisfy certain conditions of Guaranty Bank, and excludes certain unacceptable accounts receivable, such as accounts of an account debtor when 20% of the outstanding balance owed by such account debtor is more than 90 days past due. Eligible inventory includes the Company’s inventory that is in good, new and saleable condition and is not obsolete or unmerchantable, in Guaranty Bank’s reasonable opinion. As of June 30, 2008, the amount available to be advanced under the Credit Facility was $2,358,364.

The annual interest rate on the Credit Facility was initially equal to the prime rate of interest (5.0% at June 30, 2008) plus a prime margin of 1.5% (the “Prime Margin”). Pursuant to the amendment made on December 27, 2007, the Prime Margin was 2.0% for the period from December 27, 2007 through March 31, 2008. The Prime Margin was recalculated on April 1, 2008 and will be recalculated on the first day of each succeeding fiscal quarter thereafter based upon the Company’s trailing four quarters “cash flow”, defined as operating income or loss plus depreciation expense deducted in arriving at operating income or operating loss for the relevant period. Prime Margin being: 0.0% if “cash flow” is equal to or greater than $1,000,000; 0.5% if “cash flow” is equal to or greater than $750,001 and equal to or less than $1,000,000; 1.0% if “cash flow” is equal to or greater than $500,001 and equal to or less than $750,000; 1.50% if “cash flow” is equal to or greater than $250,001 and equal to or less than $500,000; 2.0% if “cash flow” is equal to or greater than $1 or equal to or less than $250,000; and 2.50% if “cash flow” is $0 or less. Interest accrued on the outstanding principal balance is due monthly. The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

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

The Credit Facility contains covenants, including financial covenants, with which the Company must comply. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity. The Company was not in compliance with the minimum fixed charge coverage ratio covenant as of June 30, 2008. At the Company’s request, Guaranty Bank agreed to waive the minimum fixed charge coverage ratio requirement for the quarter ended June 30, 2008. The Company anticipates that it will not be in compliance with the minimum fixed charge coverage ratio for the quarter ending September 30, 2008 and will again request Guaranty Bank to waive the requirement for compliance. Although Guaranty Bank has expressed a willingness to waive the requirement for the quarter ending September 30, 2008 there can be no assurance that Guaranty Bank will actually do so.

Certain notes payable to stockholders (see Note 5, Notes Payable to Stockholders) contain cross-default provisions, which, as a result of the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility, have caused the Company to be in default under the terms of the notes. At the Company’s request, the respective note holders agreed to waive the specific cross-default provisions as they relate to the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility.

In connection with the Credit Facility, all holders of the Company’s notes payable to stockholders (see Note 5, Notes Payable to Stockholders) agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank.

Note 4: Due to Factor

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

On October 19, 2007, upon obtaining the revolving credit facility from Guaranty Bank (see Note 3, Bank Line of Credit), the Company terminated the BFS Factoring Agreement. Pursuant to the terms of the BFS Factoring Agreement the Company incurred interest expense and factoring fees totaling $92,620 and $379248 during the years ended June 30, 2008 and 2007, respectively. Additionally, the Company incurred fees of $44,273 during the year ended June 30, 2008 to terminate the agreement before its scheduled maturity date.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 5:Notes Payable to Stockholders

The Company’s notes payable to stockholders as of June 30, 2008 and 2007 were as follows:

	2008	2007

Revolving line of credit (A)	$700,000	$600,000
Note payable (B)	256,968	609,468
Note payable (C)	—	56,451
Note payable (D)	1,000,000	1,000,000
Note payable (E)	500,000	—
Note payable (F)	750,000	750,000
Note payable (G)	650,000	750,000
	$3,856,968	$3,765,919

(A)
Revolving line of credit promissory note in the principal sum of $750,000 issued by the Company in favor of a certain stockholder on May 5, 2006, interest payable monthly at a rate per annum of prime plus 5.0%, maturing on May 5, 2009, secured by inventories. On September 26, 2007, the note was modified so that the interest payable on the note accrues at the rate of 13.75% per annum and to provide for a recurring lender fee of $7,500 due on September 26, 2007, and thereafter on May 5th of each succeeding year until the note is paid in full. On April 1, 2008, the note was further modified so that the interest payable on the note accrues at the prime rate per annum and to provide for the suspension of monthly interest payments until January 1, 2009 at which time all accrued unpaid interest is due and to provide for monthly interest payments thereafter until maturity.

(B)
Stockholder note payable, bearing interest at a rate per annum of prime plus 1.25%, requiring bi-weekly principal payments of $4,038 (“Parsons Note One”). On April 28, 2008, the note was amended and restated to account for that certain stock exchange agreement (see Note 7, Stockholders’ Equity) pursuant to which the Company issued 1,5000,000 shares of its common stock in exchange for a $300,000 reduction in the outstanding principal balance of the note.

(C)
Stockholder note payable, bearing interest at prime plus 1%. The note matured on December 31, 2004. On April 21, 2008, the Company paid $20,000 in full satisfaction of the outstanding principal balance and all accrued unpaid interest, recognizing a gain on debt retirement of $53,604.

(D)	Stockholder note payable, interest payable monthly at a rate per annum of prime plus 1.25%. On April 28, 2008, the note was amended and restated to extend the maturity date to July 31, 2009.

(E)	Stockholder note payable issued by the Company on April 30, 2008 in the principal amount of $500,000, bearing interest at the prime rate per annum, maturing on April 30, 2009.

(F)
Convertible stockholder note payable, interest payable monthly at a rate per annum of prime plus 0.5%, due upon demand. On April 30, 2008, the note was amended so that the interest payable on the note accrues at the prime rate per annum and so that the Company is no longer required to make monthly installment payments of interest over the term of the note. The note is convertible, at the option of the holder, into 3,750,000 shares of the Company’s common stock.

(G)
On August 17, 2006, Decorize issued a promissory note, payable to the order of Quest Capital Alliance II, L.L.C. (“Quest Capital II”), in the original principal amount of $75,000. The maturity date for this note was November 17, 2006. Outstanding principal due under this note accrued interest until the date of maturity at a rate equal to 13.25% per annum. In consideration of Quest Capital II providing the

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Promissory Note, Decorize paid Quest Capital II a loan fee of $250. This note was paid in full September 11, 2006.

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

Interest on the outstanding principal under the Promissory Note accrued at a rate of (i) 18.0% per annum from January 9, 2007 to February 12, 2007, then at a rate of 21.0% per annum from February 12, 2007 to March 15, 2007. The note was amended on March 15, 2007 to lower the interest rate to 13.75% and to extend the maturity date to March 15, 2008. The Company paid a renewal fee of $7,500 in connection with this amendment. The note was further modified on March 15, 2008 so that the interest payable on the note accrued at the rate of 9.75% per annum and to extend the maturity date to March 15, 2009. On April 1, 2008, the note was amended and restated 1) to account for that certain stock exchange agreement (see Note 7, Stockholders’ Equity) pursuant to which the Company issued 500,000 shares of its common stock in exchange for a $100,000 reduction in the outstanding principal balance of the note; 2) so that the interest payable on the note accrues at the prime rate per annum; and 3) so that all interest accruing on the note is due at payable at maturity.

The prime rate of interest at June 30, 2008, was 5.0%. The aggregate annual maturities of stockholder notes payable at June 30, 2008, are as follows:

Year Ended June 30	Aggregate Principal Maturities

2009	$2,705,000
2010	1,105,000
2011	46,968
Total principal due on stockholder notes payable	3,856,968
Less current portion	2,705,000

Long-term stockholder notes payable	$1,151,968

Note 6:Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire through March 2013 and certain leases contain renewal options.

The Company has, from time to time, also leased equipment under agreements accounted for as capital leases. As of June 30, 2008, the Company has no capital lease obligations.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Future minimum payments for noncancellable operating leases with initial or remaining terms of one year or more at June 30, 2008, are as follows:

Minimum Payments

2009	$496,988
2010	293,484
2011	188,700
2012	193,007
2013	64,697
$1,236,876

Total rent expense incurred under operating leases amounted to $749,010 and $544,421 for the years ended June 30, 2008 and 2007, respectively. Of these amounts, $78,637 and $38,967 is included in cost of goods sold for the years ended June 30, 2008 and 2007, respectively.

Note 7:Stockholders’ Equity

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

The Company executed a Stock Exchange Agreement, effective April 1, 2008, by and between the Company and Quest Capital Alliance II, L.L.C. (the “Quest II Exchange Agreement”). Pursuant to the Quest II Exchange Agreement, the Company sold 500,000 shares of its common stock to Quest II in exchange for a $100,000 reduction in the outstanding principal balance of the September 11, 2006 promissory note (see Note 5, Notes Payable to Stockholders).

The Company executed a Stock Exchange Agreement, effective April 28, 2008, by and between the Company and James K. Parsons (“Parsons”) (the “Parsons Exchange Agreement”). Pursuant to the Parsons Exchange Agreement, the Company sold 1,500,000 shares of its common stock to Parsons in exchange for a $300,000 reduction in the outstanding principal balance of the Parsons Note One (see Note 5, Notes Payable to Stockholders).

Professional fees totaling $77,250 and $100,603 incurred in connection with the registration of certain of the Company’s shares of common stock issued in private placements have been charged to additional paid in capital during the years ended June 30, 2008 and 2007, respectively.

See also, Note 10, Stock-Based Compensation.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 8:Related Party Transactions

The Company subleases warehouse space in Springfield, Missouri from a company owned by SRC Holdings Corporation (“SRC”). SRC is the largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock. The rental expense is determined monthly based on the actual square footage occupied by the Company during the month. The Company incurred lease expense totaling $211,495 and $103,348 during the years ended June 30, 2008 and 2007, respectively. Management believes the cost of this sublease is similar to what the Company would pay for leasing similar warehouse space from an unrelated party.

Note 9:Income Taxes

The provision for income taxes includes these components:

	2008	2007

Taxes currently payable	$—	$—
Deferred income taxes	—	—
Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2008	2007

Computed at the statutory rate (34%)	$(199,604)	$(231,950)
Increase (decrease) resulting from
Foreign subsidiary operations	156,811	157,170
Nondeductible expense	18,074	7,592
State income taxes	(3,000)	(2,607)
Changes in the deferred tax asset valuation allowance including adjustments to prior net operating loss carryforwards	24,529	53,084
Other	3,190	16,711

Actual tax expense	$0	$0

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2008	2007

Deferred tax assets
Allowance for doubtful accounts	$30,926	$45,694
Allowance for sales returns	90,338	—
Accrued compensated absences	12,920	12,312
Reserve for obsolete inventories	66,429	52,479
Net operating loss carryforwards	3,370,578	3,488,009
Property and equipment	28,833	23,260
Charitable contribution carryforwards and other	5,844	5,844
Additional inventory costs capitalized	25,935	11,695
	3,631,803	3,639,293
Deferred tax liabilities
Prepaid insurance and other	(13,465)	(19,150)

Net deferred tax asset before valuation allowance	3,618,338	3,620,143

Valuation allowance
Beginning balance	(3,620,143)	(3,567,059)
(Increase) decrease during the period	1,805	(53,084)

Ending balance	(3,618,338)	(3,620,143)

Net deferred tax asset	$0	$0

For the years ended June 30, 2008 and 2007, the Company recorded a valuation allowance for the full amount of the net deferred tax asset otherwise recorded due to the losses causing uncertainty as to the realizability of the deferred tax assets in future years. As of June 30, 2008 and 2007, the Company had approximately $8,800,000 and $9,100,000, respectively, of net operating loss carryforwards available to offset future federal income taxes. The carryforwards expire in varying amounts from 2021 to 2028, if unused. Utilization of the net operating loss carryforwards may be subject to certain limitations as a result of changes in ownership of the Company.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), on July 1, 2007. FIN 48 clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact upon the Company’s financial position, results of operations or cash flows. In connection with adopting FIN 48, the Company adopted the policy to recognize interest and penalties related to unrecognized tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of June 30, 2008.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 10:Stock-Based Compensation

Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan (the “Plan”), which is shareholder approved, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on two to three years of continuous service and typically have seven to ten year contractual terms. 1,112,375 stock options were outstanding as of June 30, 2008, of which 773,625 were fully vested.

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

A total of 465,000 and 1,112,500 options were granted under the Plan during the years ended June 30, 2008 and 2007. The fair values of the options granted during the years ended June 30, 2008 and 2007, were estimated on the date of the respective grants using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2008	2007
Dividend per share	$0	$0
Risk-free interest rate	3.06%	4.86%
Weighted-average expected life of options	4.7 years	6.2 years
Expected volatility of the Company’s common stock market price	132%	73%
Weighted-average fair value of options granted during the year	$0.16	$0.08

On August 25, 2006, the compensation committee met and approved a proposal to modify all of the 648,000 outstanding employee stock options, all of which were fully vested, by reducing the applicable exercise price to $0.17 per share, which was the closing market price of the common stock on that date. The fair value of the modification was calculated using the Black-Scholes model, and the Company recorded a one-time expense of $32,300. The compensation committee also approved the issuance of another 429,000 employee stock options at an exercise price of $0.17 per share. The Company only issued 413,000 of those options, as one grant to an employee in another country was subsequently rescinded, with the approval of the compensation committee. These employee stock options vested ratably on the first day of each quarter from October 1, 2006 to October 1, 2007. The value of the employee stock options were again calculated utilizing

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

the Black-Scholes model, and the Company will recognize approximately $26,000 of expense associated with the issuance of the options over the service period.

A summary of option activity under the Plan as of June 30, 2008 and 2007, and changes during the years then ended, is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	928,250	$0.19	708,500	$0.52
Granted	465,000	0.19	1,112,500	0.18
Exercised	(117,625)	0.17	(127,000)	0.17
Forfeited	(163,250)	0.23	(765,750)	0.49
Outstanding, end of year	1,112,375	0.18	928,250	0.19

Options exercisable, end of year	773,625	0.18	817,000	0.18

Stock based compensation recognized in connection with the Plan was $31,983 and $59,472 for the years ended June 30, 2008 and 2007.

No income tax benefits were recognized and no stock-based compensation was capitalized as part of the cost of an asset during the years ended June 30, 2008 and 2007.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2008 and 2007, was $0 and $560,856, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

The total intrinsic value of options exercised during years ended June 30, 2008 and 2007, was $8,393 and $60,310, respectively.

Cash generated through the exercise of stock options totaled $19,997 and $21,590 for the years ended June 30, 2008 and 2007, respectively. No cash was used in the settlement of shared-based obligations during 2008 and 2007.

The Company had a total of 338,750 and 111,250 unvested options outstanding as of June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was $53,713 and $12,691, respectively. The total fair value of shares vested during the years ended June 30, 2008 and 2007, was $41,614 and $27,172, respectively.

In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. The Company recorded no excess tax benefits as financing cash inflows during the years ended June 30, 2008 and 2007, because of the full valuation allowance established against the Company’s deferred tax assets.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

The following table summarizes information about stock options under the Plan outstanding at June 30, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Exercisable	Range of Exercise Price

$0.15 - 0.47	1,112,375	5.6 years	$0.17 - 0.47	773,625	$0.17 - 0.47

Note 11:Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Major Supplier

The Company purchased approximately 6% and 15% of its principal products from one China-based supplier during the years ending June 30, 2007 and 2006, respectively. There are a limited number of suppliers for these products

Foreign Operations

All of the Company’s manufacturing operations are conducted in Indonesia and China and all of the Company’s products are imported from Indonesia, China and to a lesser extent, other Asian countries.

As of June 30, 2008, net assets located outside the United States totaled approximately $1,393,000. These assets consisted principally of inventory and equipment at our Indonesian subsidiary totaling approximately $841,000, equipment at our Chinese subsidiary totaling approximately $50,000 and inventory in transit from our subsidiaries to the United States totaling approximately $502,000.

As of June 30, 2007, net assets located outside the United States totaled approximately $795,000. These assets consisted principally of inventory and equipment at our Indonesian subsidiary totaling approximately $534,000, equipment at our Chinese subsidiary totaling approximately $58,000 and inventory in transit from our subsidiaries to the United States totaling approximately $203,000.

Note 12:Profit-sharing Plan

Profit-sharing Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors. There were no Company contributions to the plan for 2008 or 2007.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 13:  Future Liquidity Needs

The Company has incurred net losses and negative cash flows from operating activities since its formation and had a working capital deficit at June 30, 2008. Management is continuing to evaluate and implement strategies to mitigate these conditions during the next fiscal year. These include establishing and expanding relationships with key customers, renewed focus on specialty retail customers, better margin management through improved operational processes, selective reductions of operating overhead and seeking additional sources of equity and debt financing.

At June 30, 2008, the Company’s short-term debt consisted of borrowings under a line of credit agreement which matures during the next year and short term and demand notes payable to shareholders. As of September 25, 2008 the Company had not obtained commitments from the lenders to renew these loans nor had the Company received any indication that these loans would not continue to be extended with substantially similar terms.

Management believes that additional financing may be needed to meet the capital requirements associated with the Company’s growth objectives or to retire existing debt. Management is evaluating alternatives for obtaining new debt and equity financing to meet future capital requirements, or to retire debt as deemed appropriate.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2008, the end of our fiscal year. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral component of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. Management based its assessment on the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2008. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, we identified the following material weakness:

Internal control structure over information technology -

Several significant deficiencies exist in the design and implementation of our internal controls over information technology which, when considered in the aggregate, amount to a material weakness in the Company’s internal control over financial reporting.

A.
Lack of qualified information technology personnel. The Company’s former Director of Information Technology terminated his employment with the Company shortly prior to June 30, 2008. As of June 30, 2008, the Company had no qualified information technology professional on its corporate staff, leaving our CFO to perform all information technology related functions with the assistance of a third party consultant.

B.
Lack of disaster recovery plan. The Company does not currently have written policies and procedures in place for disaster recovery over its information systems and system backups are not currently performed on a regular basis which poses a significant risk to the Company in the event of a disaster or system failure.

C.
Inadequate restrictions to technology assets, systems and data. The Company does not adequately restrict physical access to key hardware components such as servers, routers and backup systems. Additionally, the Company lacks a formal process to create, modify and delete user accounts and does not adequately restrict access to data or prevent unauthorized access. Also, as of June 30, 2008, our CFO was performing all information technology related functions, which in combination with the CFO’s other duties, created a situation where the Company’s normal internal controls could be circumvented.

Conclusion -

Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting has not been audited by BKD, LLP, our independent registered public accounting firm.

Remediation and Changes in Internal Control

As reported in our Annual Report on Form 10-KSB for the year ended June 30, 2007, BKD, LLP identified several material weaknesses in our internal control over financial reporting that existed as of June 30, 2007. The identified material weaknesses are noted below. During the year ended June 30, 2008 we developed and implemented remediation plans to address these material weaknesses and improve our internal control over financial reporting. These actions caused management to conclude that these items no longer rise to the level of material weaknesses in our internal control over financial reporting as of June 30, 2008.

A.
Failure to segregate accounting duties. A material weakness existed at June 30, 2007 because we did not adequately segregate certain accounting duties. Specifically, our Controller had the ability to authorize a purchase, issue a check and authorize payments and had access to signed checks to be issued to vendors. Additionally, the Controller had the ability to record accounts payable transactions, record checks issued and electronic funds transfers, change accounts payable master files and post journal entries to adjust inventory, expense and cash accounts. This situation resulted in a risk of misappropriation of assets concealed by journal entry or false transaction records and a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Since June 30, 2007, we have hired additional accounting personnel, realigned certain accounting duties among our accounting staff and instituted certain compensating controls so that we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of a lack of segregation of accounting duties.

B.
Lack of resources in the accounting function. A material weakness existed at June 30, 2007 because the Company did not have the resources, research tools or personnel with adequate experience or time dedicated to evaluating the proper application of new accounting standards and for analysis of complex accounting issues. This lack of resources and qualified personnel caused the Company to have difficulty drafting financial statements and footnote disclosures in accordance with accounting principles generally accepted in the United Sates and resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Since June 30, 2007 we have hired an experienced Chief Financial Officer charged with, among other things, evaluating the appropriate application of new accounting standards and for analysis of complex accounting issues. We now believe we have sufficient competent personnel with an appropriate level of technical accounting knowledge such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of a lack of technical accounting resources.

C.
Audit adjustments. A material weakness existed at June 30, 2007 because we recorded several audit adjustments for errors and differences in accounting estimates that were identified during the audit of our consolidated financial statements for the year ended June 30, 2007. The audit adjustments included the correction of inventory balances, cost of goods sold and accrued expenses. The aggregate effect of these adjustments was material to our financial statements, taken as a whole. Since June 30, 2007, we have hired additional accounting personnel, instituted additional account reconciliation procedures and developed more thorough month-end and year-end closing processes. As a result of these actions, in the aggregate, the audit adjustments recorded in connection with the audit of our consolidated financial statements for the year ended June 30, 2008, were not material to our financial statements, taken as a whole.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2008.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2008.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to Decorize’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2008.

PART IV

Item 15. Exhibits.

The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-KSB. Exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the SEC set forth below.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Decorize, Inc., State of Delaware, dated June 27, 2001. (1)
3.2	Bylaws of Decorize, Inc. (1)
4.1	Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock of Decorize, Inc. (2)
4.2	Amended and Restated Promissory Note dated December 10, 2003, issued by Decorize, Inc. in the name of James K. Parsons (3)

4.3	Subordinated Security Agreement dated as of December 10, 2003, between Decorize, Inc. and James K. Parsons (3)
4.4	Form of Decorize, Inc. Stock Certificate (4)
10.1	Promissory Note dated June 15, 2001 between Decorate, Inc. and Jon T. Baker. (1)
10.2	Decorize, Inc. 1999 Stock Option Plan. (5)
10.3	Form of Employee Incentive Stock Option Notice and Agreement. (5)
10.4	Master Purchase and Sale Agreement between Decorize, Inc. and Bibby Financial Services (Midwest) Inc. dated March 31, 2006. (6)
10.5	Commercial Security Agreement dated May 5, 2006, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (7)
10.6	Revolving Line of Credit Promissory Note in the Principal Amount of up to $750,000, issued to Quest Commercial Finance, L.L.C. on May 5, 2006. (7)
10.7	Modification Agreement dated September 26, 2007, by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (8)
10.8	Third Amended and Restated Promissory Note, issued by Decorize, Inc. to James K. Parsons on May 5, 2006. (7)
10.9	Credit Agreement, dated October 19, 2007, between Guaranty Bank, Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc. (9)
10.10	Revolving Promissory Note, dated October 19, 2007, issued by Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc., to the order of Guaranty Bank in the principal amount of $3,000,000. (9)
10.11	Security Agreement, dated October 19, 2007, among Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc. for the benefit of Guaranty Bank. (9)
10.12	Guaranty Agreement, dated October 19, 2007, among WestWay Enterprises, Ltd. and P.T. Niaga Merapi for the benefit of Guaranty Bank. (9)
10.13	First Amendment to Credit Agreement, dated December 27, 2007, between Guaranty Bank, Decorize, Inc., GuildMaster, Inc. and Faith Walk Designs, Inc. (10)
10.14	Stock Exchange Agreement dated as of April 28, 2008 by and between Decorize, Inc. and James K. Parsons. (11)
10.15	Second Amended and Restated Promissory Note dated as of April 28, 2008 by and between Decorize, Inc. and James K. Parsons. (11)
10.16	Fourth Amended and Restated Promissory Note dated as of April 28, 2008 by and between Decorize, Inc. and James K. Parsons. (11)
10.17	Modification Agreement dated as of April 1, 2008 by and between Decorize, Inc. and Quest Commercial Finance, L.L.C. (11)
10.18	Extension and Modification Agreement dated as of March 15, 2008 by and between Decorize, Inc. and Quest Capital Alliance II, L.L.C. (11)
10.19	Stock Exchange Agreement dated as of April 1, 2008 by and between Decorize, Inc. and Quest Capital Alliance II, L.L.C. (11)
10.20	Amended and Restated Promissory Note dated as of Aril 1, 2008 by and between Decorize, Inc. and Quest Capital Alliance II, L.L.C. (11)
10.21	Subordinated Promissory Note Payoff Agreement dated as of April 21, 2008 by and between Decorize, Inc. and Jon T. Baker. (11)
10.22	Unsecured Promissory Note dated as of April 30, 2008 by and between Decorize, Inc. and SRC Holdings Corporation. (11)
10.23	Modification Agreement dated as of April 30, 2008 by and between Decorize, Inc. and SRC Holdings Corporation. (11)
21.1	Subsidiaries of the Registrant. *
31.1	Certification by Stephen R. Crowder, President and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). *
31.2	Certification by Daniel F. Graham, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a - 14(a) or 17 CFR 240.15d - 14(a). *
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the exhibits to the Annual Report on Form 10-KSB filed by Registrant on September 28, 2001.
(2)	Filed previously as an exhibit to the Current Report on Form 8-K filed by Decorize, Inc., on June 21, 2005.
(3)	Filed previously as an exhibit to the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 17, 2004.
(4)	Filed previously as an exhibit to the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2001.
(5)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed by Guidelocator.com on September 29, 1999 (File no. 000-88083).
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Decorize, Inc. on April 6, 2006.
(7)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on May 11, 2006.
(8)	Incorporated by reference to the exhibits filed with the Annual Report on Form 10-KSB filed by Decorize, Inc. on September 28, 2007.
(9)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on October 24, 2007.
(10)	Incorporated by reference to the exhibits filed with the Quarterly Report on Form 10-QSB filed by Decorize, Inc. on February 14, 2008.
(11)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K filed by Decorize, Inc. on May 2, 2008.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECORIZE, INC.
Date: September 26, 2008

/s/ Stephen R. Crowder

Stephen R. Crowder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen R. Crowder	President, Chief Executive Officer and Director	September 26, 2008
Stephen R. Crowder	(principal executive officer)

/s/ Daniel F. Graham	Chief Financial Officer	September 26, 2008
Daniel F. Graham	(principal financial officer and
principal accounting officer)

/s/ Richard B. Chalker	Director	September 26, 2008
Richard B. Chalker

/s/ Steven W. Fox	Director	September 26, 2008
Steven W. Fox

/s/ Ronald L. Jones	Director	September 26, 2008
Ronald L. Jones

/s/ Caroline Hipple	Director	September 26, 2008
Caroline Hipple