Form 10-K/A
period 2008-06-30
DECORIZE INC
filed 2008-10-28
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter was $1,144,851, based upon a closing bid of the registrant’s common stock as reported by The OTC Bulletin Board on that date of $0.10 per share. There were 28,752,318 shares of the registrant’s common stock outstanding as of October 24, 2008

EXPLANATORY NOTE

Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on September 26, 2008 (the “Original Filing”), is being filed solely to amend Parts III and IV of the Original Filing to include the information required by Items 10, 11, 12, 13 and 14 in Part III and the new certifications of the principal executive officer and principal financial officer required to be filed under Part IV of Form 10-K with this amendment. In addition, we have (i) removed any reference in the Original Filing to the incorporation by reference of the Company’s proxy statement for its 2008 annual stockholders meeting, and (ii) updated the information with respect to the number of outstanding shares of the Company’s common stock on the cover page.

This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosures therein or the exhibits filed therewith in anyway, except as set forth in this amendment.

DECORIZE, INC.

i

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

Utilizing technology, we have assembled a worldwide focus group of over 100 designers, sales professionals and retailers to participate in the semi-annual selection process of new products. We plan to increase the size of the focus group to over 1,000 persons in the near future, which we believe will give us a competitive advantage as we select new product designs for introduction to the marketplace. Furthermore, as we introduce leading edge design to the early adopters in the independent retail channel and collect market data we are able to take the “best” sellers or variants thereof to the large retail customers.

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

Item 1B. Unresolved Staff Comments

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

We maintain insurance for physical loss on all domestic properties described above, and we believe that the amount of this insurance coverage provides adequate protection
.
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

Revenue Recognition – Our revenue is generated through the sale of merchandise to customers for prices that are fixed at the time the order is placed. We recognize revenue when pervasive evidence of the sale exists, the earnings process is complete and the risks and rewards of ownership of the goods have transferred to the customer, which is considered to have occurred when the customer receives title to the products. Depending upon the specific terms of the transaction, title may transfer upon shipment of the products to the customer or upon receipt of the products by the customer. Sales are billed and our services are complete upon receipt of title by the customer. Collectibility of the amounts billed to customers is reasonably assured. We provide an allowance for expected sales returns, which is estimated based upon our historical experience.

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

Stockholder Notes Payable and Debt-for-Stock Private Placements

Quest Commercial Finance, L.L.C.–

On May 5, 2006, Decorize entered into a Commercial Security Agreement with Quest Commercial Finance, L.L.C. (“Quest Commercial”), which provided for Quest Commercial to make a revolving credit line in the amount of up to $750,000 available to Decorize (the “Quest Credit Facility”). The Quest Credit Facility, which is evidenced by a promissory note dated May 5, 2006, was modified on September 27, 2007 and again on April 28, 2008.

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

Steven W. Fox, a director of the Company, is the General Manager of Quest Commercial Finance, L.L.C.

Quest Capital Alliance II, L.L.C.–

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

Steven W. Fox, a director of the Company, is the General Manager of Quest Capital Alliance II, L.L.C.

Jon T. Baker –

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

James K. Parsons–

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

SRC Holdings Corporation –

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

Consent of Lender –

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

Summary –

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

/s/ BKD, LLP

Springfield, Missouri
September 25, 2008

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2008 and 2007

ASSETS

	2008	2007

Current Assets

Cash	$269,105	$781,011

Receivables
Trade accounts receivable, net of allowances 2008 – $319,119; 2007 – $120,250	2,814,326	2,397,464

Other	26,709	8,052

Inventories	1,692,597	933,104

Prepaid expenses and other	196,660	243,056

Total current assets	4,999,397	4,362,687

Property and equipment, net of accumulated depreciation 2008 – $934,658; 2007 – $813,684	299,802	311,264

Goodwill	3,258,938	3,258,938

Other	35,557	36,261

	3,594,297	3,606,463

Total Assets	$8,593,694	$7,969,150

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheets
June 30, 2008 and 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2008	2007

Current liabilities

Accounts payable	$1,931,132	$1,803,035
Accrued salaries and commissions	75,694	51,103
Other accrued expenses	337,409	495,179
Due to factor	—	1,302,564
Bank line of credit	2,061,728	—
Current portion of capital lease obligations	—	8,245
Current portion of stockholders’ notes	2,705,000	1,556,451

Total current liabilities	7,110,963	5,216,577

Notes payable to stockholders, less current portion	1,151,968	2,209,468

Total liabilities	8,262,931	7,426,045

Preferred stock, 8% cumulative, convertible, redeemable
$.001 par value; authorized 10,000,000 shares; issued and outstanding 500,000 shares	675,121	635,121

Stockholders’ equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized; issued and outstanding 2008 – 28,751,693 shares; 2007 – 26,634,068 shares	28,752	26,634
Additional paid-in capital	13,551,612	13,219,000
Accumulated deficit	(13,924,722)	(13,337,650)

Total stockholders’ equity (deficit)	(344,358)	(92,016)

Total liabilities and stockholders’ equity (deficit)	$8,593,694	$7,969,150

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 5:	Notes Payable to Stockholders

  The Company’s notes payable to stockholders as of June 30, 2008 and 2007 were as follows:

	2008	2007

Revolving line of credit (A)	$700,000	$600,000
Note payable (B)	256,968	609,468
Note payable (C)	—	56,451
Note payable (D)	1,000,000	1,000,000
Note payable (E)	500,000	—
Note payable (F)	750,000	750,000
Note payable (G)	650,000	750,000
	$3,856,968	$3,765,919

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

On September 11, 2006, Decorize issued a promissory note (the “Promissory Note”), payable to the order of Quest Capital II, in the original principal amount of $750,000. Quest Capital II charged a $41,250 origination fee in connection with the loan, and discounted the principal amount funded to Decorize under the Promissory Note by the amount of the origination fee. Steven W. Fox, who is the general manager of Quest Capital II, is also a director of Decorize.

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

Note 7:	Stockholders’ Equity

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

See also, Note 10, Stock-Based Compensation.

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 8:	Related Party Transactions

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

Note 9:	IncomeTaxes

The provision for income taxes includes these components:

	2008	2007

Taxes currently payable	$—	$—
Deferred income taxes	—	—

Income tax expense	$0	$0

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2008	2007

Computed at the statutory rate (34%)	$(199,604)	$(231,950)
Increase (decrease) resulting from
Foreign subsidiary operations	156,811	157,170
Nondeductible expenses	18,074	7,592
State income taxes	(3,000)	(2,607)
Changes in the deferred tax asset valuation allowance including adjustments to prior net operating loss carryforwards	24,529	53,084
Other	3,190	16,711

Actual tax expense	$0	$0

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

Note 10:	Stock-Based Compensation

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

Decorize, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2008 and 2007

The following table summarizes information about stock options under the Plan outstanding at June 30, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Exercisable	Range of Exercise Price

$0.15 – 0.47	1,112,375	5.6 years	$0.17 – 0.47	773,625	$0.17 – 0.47

Note 11:	Significant Estimates and Concentrations

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

Note 12:	Profit-sharing Plan

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

Internal control structure over information technology –

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

Conclusion –

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

The following tables set forth certain information regarding the directors of the Company:

Name	Age	Position

Stephen R. Crowder	55	Chairman of the Board, President and Chief Executive Officer
Richard B. Chalker	68	Director
Steven W. Fox	52	Director
Caroline Hipple	53	Director
Ronald L. Jones	66	Director

STEPHEN R. CROWDER.  Mr. Crowder was appointed a director and President/Chief Executive Officer of the Company on February 3, 2004. Before joining the Company, Mr. Crowder served as President of ReGen Technologies, a joint venture between SRC and John Deere since 1999. Mr. Crowder also serves on the boards of SRC Holdings Corporation, Springfield Area Chamber of Commerce and Megavolt LLLP.

RICHARD B. CHALKER. Mr. Chalker was appointed a director of the Company on May 5, 2004. Mr. Chalker serves as Chairman of the Audit Committee. Mr. Chalker retired from Hallmark Cards Inc. in March of 2004, after over eight years with Hallmark, where he was Division Vice President - Tax & Customs responsible for the worldwide Tax and Customs Oversight functions. He serves on the Board of Directors, Audit, and Compensation committees of PBI/Gordon Corporation and serves on the Board of Directors of QC Holdings, Inc. Mr. Chalker earned a Bachelor of Science from Yale University and a J.D. from DePaul University. He is a CPA and passed the Illinois Bar examination.

STEVEN W. FOX.  Mr. Fox was appointed a director of the Company on February 3, 2004. Mr. Fox has been General Manager and a member of the Management Committee of Quest Capital Alliance, L.L.C., a private equity fund (“Quest”), since 2000. Mr. Fox also serves on the Board of Directors of Global Energy Group, Inc. Mr. Fox received his MBA and BSBA from the University of Missouri-Columbia.

CAROLINE HIPPLE. Ms. Hipple was appointed a director of the Company on December 12, 2007. Ms. Hipple serves as a consultant to the home furnishings industry. Ms. Hipple previously served as President and Chief Operating Officer of Storehouse Furniture Company, a 70-store furniture retailer with annual revenues of approximately $150 million. Previous to this, Ms. Hipple served over 22 years in various roles, including Executive Vice President – Sales, for This End Up Furniture Co. Ms. Hipple earned a Bachelor’s of Arts degree from Hollins College.

RONALD L. JONES. Mr. Jones previously served as a director of the Company from May 2004 until August 2005 and was subsequently appointed a director on December 10, 2007. Mr. Jones retired from Sealy Inc. in April 2004 where he served as Chairman, President, and Chief Executive Officer since 1996. During his tenure sales grew from $600 million to annual consolidated sales of $1.2 billion. Previous to this Mr. Jones served as President of Masco Home Furnishings, Inc., a group of 14 companies with over $2 billion in annual sales. From 1982 to 1988 Mr. Jones was President of HON industries, a Fortune 500 company.

The Board affirmatively determines the independence of each director pursuant to NASDAQ listing standards and the rules of the SEC, by thoroughly reviewing the information provided by the directors and the Company concerning each director’s business and personal activities as they may relate to the Company and the Company’s executive officers. The Board has determined all persons who served as a director during the fiscal year ended June 30, 2008 to be independent except for Mr. Crowder because he is an employee of the Company.

There are no family relationships among any of the Company’s directors or executive officers.

Audit Committee

Mr. Chalker and Mr. Jones are currently the only members of the Audit Committee, with Mr. Chalker serving as Chairman. Each of the members of the Audit Committee is independent, under NASDAQ listing standards and the rules of the SEC, and the Board has determined that Mr. Chalker is qualified as a “financial expert” under the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of the Company's equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not formally adopted a code of ethics that applies to its principal executive officer and principal financial officer. The Company intends to adopt such a code of ethics prior to the end of its current fiscal year, June 30, 2009.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company:

Name	Age	Position

Stephen R. Crowder	55	President, Chief Executive Officer and Director
Daniel F. Graham	46	Chief Financial Officer
Vikas V. Karode	57	Chief Operating Officer
James K. Parsons	59	Executive Vice President
J. Michael Sandel	57	Vice President

The executive officers named above were appointed by the Board of Directors to serve in such capacities until their respective successors have been duly appointed and qualified or until their earlier death, resignation or removal from office. Biographical information on Mr. Crowder is set forth previously in this Report under the heading “Directors.”

DANIEL F. GRAHAM. Mr. Graham joined the Company and was appointed Chief Financial Officer in February 2008. Prior to joining the Company, from January 2002 through January 2008 Mr. Graham served as Executive Vice President and Chief Financial Officer of Freedom Financial Group, Inc., a publicly-traded specialized consumer finance company headquartered in Springfield, Missouri. Mr. Graham has more than 17 years experience in a variety of financial management and accounting roles, including 7 years in public accounting with McGladrey & Pullen, LLP. Mr. Graham earned a Bachelor of Science in Accounting and Finance from Oklahoma State University and is a CPA.

VIKAS V. KARODE. Mr. Karode joined the Company and was appointed Chief Operating Officer in March 2004. Prior to joining the Company, from January 2003, 2002 through March 2004, Mr. Karode served as Chief Financial Officer of Sequel Limited, LLC, a re-manufacturer of automobile engines with annual revenues of approximately $40 million. Prior to this, Mr. Karode also served in various sales and senior financial management roles with Reichold Chemical, Inc. for 12 years and in various financial management positions with The Firestone Tire and Rubber Company for an additional 12 years. Mr. Karode received a Bachelor’s degree from the University of Bombay and an MBA from the University of Akron.

JAMES K. PARSONS. Mr. Parsons was appointed as Executive Vice President of Decorize as of July 31, 2001 and served as a director of Decorize from that time until March 2006. Mr. Parsons co-founded Decorize.com and GuildMaster. GuildMaster has been recognized as a design leader in the industry and has created such successful brands as the Arnold Palmer Home Collection, Tin Revival and America Country West.

J. MICHAEL SANDEL. Mr. Sandel was elected as a Vice President of Decorize as of July 31, 2001 in conjunction with the Company’s acquisition of Faith Walk Designs, Inc., of which he was a co-owner, and served as a director of the Company from that time until March 2006. Mr. Sandel and his wife, Kitty Sandel, founded Faith Walk Designs in 1985 to focus on upscale hand-painted furniture.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to, earned by and paid by the Company to its principal executive officer and two other executive officers who were the most highly compensated executive officers of the Company for services rendered in all capacities during the fiscal years ended June 30, 2008 and 2007 (excluding executive officers whose salary and bonus did not exceed $100,000) (together, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Stephen R. Crowder	2008	151,725	—	—		1,120	(4)	152,845
(President, CEO and Director)	2007	146,145	—	20,650	(1)	1,120	(4)	167,915

Vikas V. Karode	2008	116,000	—	9,750		—		125,750
(Chief Operating Officer)	2007	110,000	—	8,050	(2)	—		118,050

J. Michael Sandel	2008	121,000	—	3,000		—		124,000
(Vice President)	2007	113,404	—	2,100	(3)	—		115,504

(1)
Includes stock options granted under the 1999 Stock Option Plan on August 25, 2006, which are exercisable for 300,000 shares at an exercise price of $0.17 per share and were issued in connection with the cancellation of options for 225,000 shares at an exercise price of $0.52 per share. Please see “Note 8: Stock Based Compensation - Equity Incentive Plan” to the Company’s financial statements for the year ended June 30, 2007 for a discussion of all assumptions made in connection with determining the fair value of the awards.

(2)
Includes stock options granted under the 1999 Stock Option Plan on August 25, 2006, which are exercisable for 115,000 shares at an exercise price of $0.17 per share and were issued in connection with the cancellation of options for 75,000 shares at an exercise price of $0.52 per share. Please see “Note 8: Stock Based Compensation - Equity Incentive Plan” to the Company’s financial statements for the year ended June 30, 2007 for a discussion of all assumptions made in connection with determining the fair value of the awards.

(3)
Includes stock options granted under the 1999 Stock Option Plan on August 25, 2006, which are exercisable for 30,000 shares at an exercise price of $0.17 per share. Please see “Note 8: Stock Based Compensation - Equity Incentive Plan” to the Company’s financial statements for the year ended June 30, 2007 for a discussion of all assumptions made in connection with determining the fair value of the awards.

(4)	Represents premiums paid with respect to a $500,000 term life insurance policy for the benefit of Mr. Crowder. Benefits under the policy are payable to Mr. Crowder’s spouse in the event of his death.

The following table sets forth certain information concerning the compensation of our directors for the year ended June 30, 2008. Mr. Crowder does not receive any additional consideration for serving on the Board of Directors, and his compensation is summarized below under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard B. Chalker	—	—	1,500	(1)	—	—	—	1,500

Steven W. Fox	—	—	1,500	(1)	—	—	—	1,500

Caroline Hipple	—	—	1,500	(1)	—	—	—	1,500

Ronal L. Jones	—	—	1,500	(1)	—	—	—	1,500

(1)	Includes stock options granted under the 1999 Stock Option Plan on December 17, 2007, which are exercisable for 10,000 shares at an exercise price of $0.23 per share.

The Company does not pay its non-employee directors any fees or other consideration for serving on its Board of Directors, except that each non-employee director receives an annual grant of options to acquire 10,000 shares of common stock. The directors normally receive this grant at the time of their initial meeting immediately following the annual meeting of stockholders.

Each non-employee director of the Company receives reimbursement of reasonable expenses for each meeting of the Board of Directors attended. Directors do not receive separate compensation based upon the number of meetings attended.

Employment Agreements

We do not currently have any employment agreements with our executive officers.

Stock Option Awards

The Company’s 1999 Equity Incentive Plan (the “Plan”), which was approved by the stockholders of the Company, permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards made by the Company have generally been granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally vest based on three years of continuous service and typically have seven-year contractual terms.

The Company uses its stock-based employee compensation plan to compensate its executives and employees and also as a method to align the interests of those executives and employees with those of the Company’s stockholders, by granting equity awards that increase in value upon increases in the market price of the Company’s common stock. During the period from the beginning of fiscal 2003 through the end of fiscal 2006, the Company’s stock price experienced continual and significant declines, in particular during fiscal 2006. Following those declines, the existing equity grants made by the Company in prior years had no market value, since the relative exercise prices were well in excess of the trading price for the Company’s common stock. During the final quarter of fiscal 2006, the Board of Directors began to discuss the equity compensation plan and what changes may be appropriate to address the significant decrease in the Company’s market price, which the directors determined to be due to performance and economic factors that impacted the Company, but were not within the control of the management team.

During a meeting of the Board of Directors on July 27, 2006, the directors discussed and approved a proposal to instruct the compensation committee to meet and consider lowering the exercise price of all outstanding stock options under the plan, which had an average exercise price of $0.52. The proposal would be effected by the compensation committee granting additional options at the current market price, which had fluctuated from $0.23 to $0.27 during the month of the meeting. One of the members of the compensation committee was not present at the July 27 meeting, so the compensation committee was instructed to consider the proposal at its next opportunity.

On August 25, 2006, the compensation committee met and approved a proposal to modify all of Decorize’s 648,000 outstanding employee stock options, all of which were fully vested, by reducing the applicable exercise price to $0.17 per share, which was the closing market price of the common stock on that date. Included in those stock options were options granted to Mr. Crowder that are exercisable for 225,000 shares of common stock. All of those options were fully vested upon issuance and are exercisable according to their terms until August 25, 2016. Also included those stock options were options granted to Mr. Karode that were exercisable for 75,000 shares of common stock. All of those options were fully vested upon issuance and were exercised by Mr. Karode during our fiscal year ended June 30, 2008. On that same day, the compensation committee also approved the issuance of another 429,000 employee stock options at an exercise price of $0.17 per share, including options granted to Messrs. Crowder, Karode and Sandel that are exercisable for 75,000, 40,000 and 30,000 shares of common stock, respectively. However, the Company only issued 413,000 of those options, as one grant to an employee in another country was subsequently rescinded, with the approval of the compensation committee. These employee stock options vest ratably on the first day of each quarter from October 1, 2006 to October 1, 2007, at which time they will be fully vested, and they are exercisable according to their terms until August 25, 2016. None of the stock options granted by Decorize have any special conditions to exercise, any tandem or reload features, any tax reimbursement feature or any mechanism that could cause the exercise price to be lowered.

On January 16, 2008, the compensation committee approved the issuance of 205,000 employee stock options at an exercise price of $0.17 per share, including options granted to Messrs. Karode and Sandel that are exercisable for 65,000 and 20,000 shares of common stock, respectively.

Outstanding Equity Awards at June 30, 2008

The following table sets forth certain information concerning unexercised options for each Named Executive Officer outstanding at June 30, 2008. The Company has not granted any stock awards to any of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephen R. Crowder	300,000	—	—	$0.17	08/25/16

Vikas V. Karode	16,250	48,750	—	$0.17	01/16/18

J. Michael Sandel	35,000	15,000	—	$0.17	08/25/16 - 01/16/18

401(k) Plan

Effective July 1, 2002, the Company adopted a 401(k) Profit Sharing Plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) plan is available to each employee who meets the eligibility requirements of the plan. Employees may begin participation in the 401(k) plan on the first day of every month any time after one month of employment. Participating employees may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. The Company has made no contributions to the 401(k) plan and, at this time, does not intend to begin matching employee contributions to the 401(k) plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock and Preferred Stock as of October 24, 2008, by (i) all persons known by the Company to be the owner of record or beneficially of more than five percent of the outstanding Common Stock and/or the outstanding Preferred Stock, (ii) each director of the Company, (iii) each person listed in the Summary Compensation Table set forth in “Item 11. Executive Compensation” and (iv) all directors and executive officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to his shares.

	Common Stock			Preferred Stock
Name	Shares Beneficially Owned (1)		Percent of Class (2)	Shares Beneficially Owned (1)	Percent of Class (2)
SRC Holdings Corporation 3140 East Division Springfield, MO 65802	10,036,197	(3)	28.7%	500,000	100.0%
Steven W. Fox 3140 East Division Springfield, MO 65802	6,037,536	(4)	21.0%	-0-	0.0%
Quest Capital Alliance, L.L.C. 3140 East Division Springfield, MO 65802	5,959,286	(5)	20.7%	-0-	0.0%
James K. Parsons 3655 E. Phelps Springfield, MO 65802	4,292,303	(6)	14.9%	-0-	0.0%
Jon T. Baker 6570 E. Farm Rd. 134 Springfield, MO 65802	2,513,141		8.7%	-0-	0.0%
Nest USA, Inc. 1800 Bering Drive, Suite 755 Houston, TX 77057	2,390,725	(7)	8.3%	-0-	0.0%
Robert M. Allison 4380 E Whitehall Dr. Springfield, MO 65809	1,500,000	(8)	5.2%	-0-	0.0%
J. Michael Sandel 10823 Dunbrook Houston, TX 77070	749,943	(9)	2.6%	-0-	0.0%
Stephen R. Crowder 1938 E. Phelps Springfield, MO 65802	325,000	(10)	1.1%	-0-	0.0%
Vikas V. Karode 1938 E. Phelps Springfield, MO 65802	139,375	(11)	0.5%	-0-	0.0%
Ronald Jones 21455 North 81st Street Scottsdale, AZ 85255	60,000	(12)	0.2%	-0-	0.0%
Richard Chalker 8830 Catalina St. Prairie Village, KS 66207	40,000	(13)	0.1%	-0-	0.0%
Caroline Hipple 154 Krog Street, Suite 150 Atlanta, GA 30307	10,000	(14)	*	-0-	0.0%
All Executive Officers and Directors as a Group (10 persons)	11,842,468		40.2%	-0-	0.0%

____________________________
* Less than 0.1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power. Any securities held in the name of, and under, the voting and investment authority of a spouse of an executive officer or director have been excluded.

(2)
Based on 28,752,318 shares outstanding on October 24, 2008, and with respect to the percentage calculated for each individual stockholder or group of stockholders, it is assumed that such stockholder or group exercises all of the stock options owned by such individual or group that are exercisable currently or within 60 days of such date.

(3)
Includes 2,500,000 shares issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.20 per share and 3,750,000 shares issuable upon conversion of a convertible term note at a conversion price of $0.20 per share. John P. Stack is the President of SRC and has the right to exercise control over the voting and disposition of the shares of Common Stock owned by it.

(4)
Includes 45,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006 and 10,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.23 per share, granted December 17, 2007. Mr. Fox, a director of the Company, is the General Manager of Quest Capital Alliance, L.L.C. (“Quest”) and has the right to exercise voting control and disposition of the shares of the Company’s common stock owned by Quest.

(5)
Steven W. Fox, a director of the Company, is the general manager of Quest and controls the right to vote and dispose of the shares of Common Stock owned by Quest. Accordingly, these shares are also included in Mr. Fox’s beneficial ownership.

(6)	Includes 30,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006.
(7)	Marwan M. Atalla is the President of this stockholder and has the right to exercise control over the voting and disposition of the shares of Common Stock owned by it.
(8)	Includes 178,571 shares issuable upon the exercise of warrants at an exercise price of $0.70 per share.
(9)
Includes 30,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006 and 7,500 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted January 16, 2008.

(10)	Includes 300,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006.
(11)	Includes 24,375 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted January 16, 2008.
(12)
Includes 50,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006 and 10,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.23 per share, granted December 17, 2007.

(13)
Includes 10,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.17 per share, granted August 25, 2006 and 10,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.23 per share, granted December 17, 2007.

(14)	Includes 10,000 shares issuable upon the exercise of stock options granted under the Company’s stock option plan, at an exercise price equal to $0.23 per share, granted December 17, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Quest Commercial Finance, L.L.C.

On May 5, 2006 the Company executed a Revolving Line of Credit Promissory Note in the principal sum of $750,000 in favor of Quest Commercial Finance, L.L.C. (“Quest Commercial”) (the “Quest Commercial Note”). Interest on the note was payable monthly at a rate per annum of prime plus 5.0%. The note is secured by inventory and matures on May 5, 2009. The outstanding principal balance on the note was $600,000 and $700,000 as of June 30, 2007 and 2008, respectively.

On September 26, 2007, the note was modified so that the interest payable on the note accrued at the rate of 13.75% per annum and to provide for a recurring lender fee of $7,500 due on September 26, 2007 and thereafter on May 5th of each succeeding year until the note is paid in full. The Company paid the $7,500 lender fee to Quest Commercial on September 26, 2007.

On April 28, 2008, the Company executed a Modification Agreement (the “Quest Modification Agreement”), effective April 1, 2008, by and between the Company and Quest Commercial. Pursuant to the Quest Modification Agreement, the Quest Commercial Note, was modified so that, effective April 1, 2008 1) the note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution); 2) the payment of accrued interest on the note is suspended until January 1, 2009; and 3) the recurring lender fee was rescinded.

Mr. Steven W. Fox, a director of the Company, is the General Manager of Quest Commercial Finance, L.L.C., Quest Capital Alliance II, L.L.C. (see below) and Quest Capital Alliance, L.L.C., a beneficial owner of more than 5% of the Company’s common stock.

Quest Capital Alliance II, L.L.C.

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

On September 11, 2006, Decorize issued a promissory note (the “Quest II Note”), payable to the order of Quest Capital II, in the original principal amount of $750,000. Quest Capital II charged a $41,250 origination fee in connection with the loan, and discounted the principal amount funded to Decorize under the Promissory Note by the amount of the origination fee.

Interest on the outstanding principal under the Quest II Note accrued at a rate of (i) 18.0% per annum from January 9, 2007 to February 12, 2007, then at a rate of 21.0% per annum from February 12, 2007 to March 15, 2007. The note was amended on March 15, 2007 to lower the interest rate to 13.75% and to extend the maturity date to March 15, 2008. The Company paid a renewal fee of $7,500 in connection with this amendment. The note was further modified on March 15, 2008 so that the interest payable on the note accrued at the rate of 9.75% per annum and to extend the maturity date to March 15, 2009.

On April 28, 2008, the Company executed a Stock Exchange Agreement, effective April 1, 2008, by and between the Company and Quest II (the “Quest II Stock Exchange Agreement”). Pursuant to the Quest II Stock Exchange Agreement, the Company sold 500,000 shares of its common stock to Quest II in exchange for a $100,000 reduction in the outstanding principal balance of the Quest II Note. In connection with the Quest II Stock Exchange Agreement, the Company executed an Amended and Restated Promissory Note on April 28, 2008 in the principal amount of $650,000 in favor of Quest II in replacement of and substitution for the Quest II Note 1) to account for the $100,000 reduction in the outstanding principal balance of the note and 2) modifying the terms of the note so that a) the interest payable on the note accrues at the prime rate per annum and b) all interest accruing on the note is due at payable at maturity.

Mr. Steven W. Fox, a director of the Company, is the General Manager of Quest Capital Alliance II, L.L.C., Quest Commercial Finance, L.L.C. (see below) and Quest Capital Alliance, L.L.C., a beneficial owner of more than 5% of the Company’s common stock.

Jon T. Baker

On April 28, 2008, the Company executed a Subordinated Promissory Note Payoff Agreement (the “Payoff Agreement”) effective April 21, 2008, by and between the Company and Jon T. Baker, a beneficial owner of more than 5% of the Company’s common stock (“Baker”). Pursuant to the Payoff Agreement, the Company paid Baker $20,000 in full satisfaction of all outstanding debt (including all unpaid accrued interest) owed to Baker under the terms of that certain Subordinated Promissory Note in the principal amount of $56,451 executed by the Company in favor of Baker on January 30, 2004. As a result of the Payoff Agreement, the Company recognized a gain on the retirement of this debt of approximately $53,000.

SRC Holdings Corporation

On April 30, 2008, Decorize, Inc. (the “Company”) executed an Unsecured Promissory Note in the principal amount of $500,000 (the “Note”) in favor of SRC Holdings Corporation, a Missouri corporation and the Company’s largest holder of common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock (“SRC”). The Note bears interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and matures on April 30, 2009, at which time all accrued interest and outstanding principal are due and payable. The Company utilized the proceeds from the Note for working capital and general corporate purposes.

On April 30, 2008, the Company executed a Modification Agreement by and between the Company and SRC (the “Modification Agreement”), which modifies the Third Amended and Restated Promissory Note in the principal amount of $750,000 executed by the Company in favor of SRC on June 15, 2005 (the “SRC Note”). Pursuant to the Modification Agreement, the SRC Note was modified so that, effective April 29, 2008, (i) the SRC Note accrues interest at the prime rate per annum as published by the Wall Street Journal (5.25% as of the date of execution) and (ii) all accrued interest on the unpaid principal balance on the SRC Note is due and payable in full upon demand by SRC at any time. The SRC Note is convertible, at the option of the holder, into 3,750,000 shares of the Company’s common stock.

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

James K. Parsons

On April 28, 2008, the Company executed a Stock Exchange Agreement (the “Parsons Exchange Agreement”) by and between the Company and James K. Parsons (“Parsons”). Mr. Parsons, a former director of the Company, is Executive Vice President of the Company and a beneficial owner of more than 5% of the Company’s common stock. Pursuant to the Parsons Exchange Agreement, the Company sold 1,500,000 shares of its common stock to Parsons in exchange for a $300,000 reduction in the outstanding principal balance of that certain Amended and Restated Promissory Note (the “Amended Promissory Note”) issued by the Company to Parsons on May 5, 2006 in the original principal amount of $609,467.69. In connection with the execution of the Exchange Agreement, on April 28, 2008 the Company also executed in favor of Parsons a Second Amended and Restated Promissory Note in the principal amount of $277,160.01, in replacement of and substitution for the Amended Promissory Note to give effect to the principal reduction of the Amended Promissory Note resulting from the Parsons Exchange Agreement.

Also on April 28, 2008 Parsons agreed to extend the maturity date of that certain Third Amended and Restated Promissory Note issued by the Company to Parsons on July 31, 2006 in the principal amount of $1,000,000, from July 31, 2008 to July 31, 2009. To give effect to this extension, on April 28, 2008, the Company executed a Fourth Amended and Restated Promissory Note in the principal amount of $1,000,000 in favor of Parsons, in replacement of and substitution for the Third Amended and Restated Promissory Note.

Item 14.  Principal Accountant Fees and Services.

The following table presents approximate aggregate fees and other expenses for professional services rendered by BKD, LLP for the audit of the Company’s annual financial statements for the years ended June 30, 2008 and 2007 and fees and other expenses for other services rendered during those periods.

	2008	2007
Audit fees	$133,050	$93,165
Audit-related fees	30,845	50,090
Tax fees	20,850	10,440
All other fees	—	—
Total	$184,745	$153,695

Audit Fees

The aggregate fees billed during the years ended June 30, 2008 and 2007 by BKD, LLP for professional services rendered in connection with the audit of our June 30, 2007 and 2006 consolidated financial statements were $97,535 and $68,490, respectively.

Fees billed by BKD, LLP for reviews of our interim financial statements for inclusion with quarterly reports on Form 10-QSB totaled $35,515 and $24,675 during the fiscal years ended June 30, 2008 and 2007, respectively.

Audit-Related Fees

During the fiscal years ended June 30, 2008 and 2007, we incurred professional fees for other audit-related assurance services from BKD, LLP totaling $30,845 and $50,090, respectively, mainly relating to services rendered in connection with various registration statements during fiscal years ended June 30, 2008 and 2007.

Tax Fees

Fees billed by BKD, LLP for professional services rendered in connection with tax compliance, tax advice and tax planning were $20,850 and $10,440 for the fiscal years ended June 30, 2008 and 2007, respectively.

All Other Fees

We did not pay for any other professional accounting services during the fiscal years ended June 30, 2008 and 2007, respectively.

Pre-approval Policies and Procedures

The audit committee approves all audit, tax and other consulting services to be rendered by outside accountants prior to the work being performed, and evaluates the impact that provision of such services has upon the independence of the Company’s auditors. All services for 2008 and 2007 were compatible with the Company’s policies and maintaining the auditors’ independence.

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

.	DECORIZE, INC

Date: October 28, 2008	/s/ Stephen R. Crowder
Stephen R. Crowder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen R. Crowder	President, Chief Executive Officer and Director	October 28, 2008
Stephen R. Crowder	(principal executive officer)

/s/ Daniel F. Graham	Chief Financial Officer	October 28, 2008
Daniel F. Graham	(principal financial officer and principal accounting officer)

/s/ Richard B. Chalker	Director	October 28, 2008
Richard B. Chalker

/s/ Steven W. Fox	Director	October 28, 2008
Steven W. Fox

/s/ Ronald L. Jones	Director	October 28, 2008
Ronald L. Jones

/s/ Caroline Hipple	Director	October 28, 2008
Caroline Hipple