Form 10-Q
period 2008-09-30
DECORIZE INC
filed 2008-11-14
CIK 1095471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number: 001-31260

DECORIZE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	43-1931810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1938 E. Phelps Springfield, Missouri	65802
(Address of Principal Executive Office)	(Zip Code)

(417) 879-3326
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐     Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 10, 2008, there were 28,752,318 shares of the registrant’s $0.001 par value common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Decorize, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Decorize, Inc. as of September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated September 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

November 6, 2008
Springfield, Missouri

Decorize, Inc.
Consolidated Balance Sheets
September 30 and June 30, 2008

ASSETS

	Unaudited
	September 30	June 30

Current Assets:
Cash	$904,396	$269,105
Receivables:
Trade accounts receivable, net	1,913,375	2,814,326
Other	36,095	26,709
Inventory, net	1,471,359	1,692,597
Prepaid expenses and other	155,950	196,660
Total current assets	4,481,175	4,999,397
Property and equipment, net	281,335	299,802
Goodwill	3,258,938	3,258,938
Other assets	42,883	35,557
	3,583,156	3,594,297
Total assets	$8,064,331	$8,593,694

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Balance Sheets
September 30 and June 30, 2008

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Unaudited
	September 30	June 30
Current liabilities:
Accounts payable	$1,498,475	$1,931,132
Accrued salaries and commissions	77,687	75,694
Other accrued expenses	304,890	337,409
Bank line of credit	2,001,728	2,061,728
Notes payable to stockholders	3,705,000	2,705,000
Total current liabilities	7,587,780	7,110,963
Notes payable to stockholders, less current portion	127,737	1,151,968
Total liabilities	7,715,517	8,262,931
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 500,000 shares of Series A, 8% cumulative, convertible, redeemable, issued and outstanding	685,121	675,121
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding September 30 - 28,752,318; June 30 - 28,751,693	28,752	28,752
Additional paid-in-capital	13,551,008	13,551,612
Accumulated deficit	(13,916,067)	(13,924,722)
Total stockholders’ equity (deficit)	(336,307)	(344,358)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$8,064,331	$8,593,694

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Operations
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Net Sales	$3,868,637	$3,681,814
Cost of Goods Sold	2,428,717	2,637,504
Gross Profit	1,439,920	1,044,310
Operating Expenses:
Selling, general and administrative	1,320,108	1,218,972
Depreciation and amortization	13,405	15,317
Total operating expenses	1,333,513	1,234,289
Operating Income (Loss)	106,407	(189,979)
Other Income (Expense):
Interest income	826	1,663
Interest expense	(89,939)	(174,759)
Amortization of debt discount and financing costs	(10,612)	(4,375)
Other	1,973	(4,010)
Total other expense	(97,752)	(181,481)
Net Income (Loss)	8,655	(371,460)
Add: Dividends declared on preferred stock	(10,000)	(10,000)
Loss available to common stockholders	$(1,345)	$(381,460)
Basic and diluted loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted-average common shares outstanding	28,751,876	26,634,405

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Three Months Ended September 30, 2007 -
Balances, June 30, 2007	26,634,068	$26,634	$13,219,000	$(13,337,658)	$(92,024)
Exercise of common stock options	1,000	1	169	—	170
Stock-based compensation	—	—	6,975	—	6,975
Dividends declared	—	—	(10,000)	—	(10,000)
Registration costs related to issuance of common stock	—	—	(27,027)	—	(27,027)
Net loss	—	—	—	(371,460)	(371,460)
Balances, September 30, 2007	26,635,068	$26,635	$13,189,117	$(13,709,118)	$(493,366)

Three Months Ended September 30, 2008 -
Balances, June 30, 2008	28,751,693	$28,752	$13,551,612	$(13,924,722)	$(344,358)
Exercise of common stock options	625	—	106	—	106
Stock-based compensation	—	—	9,290	—	9,290
Dividends declared	—	—	(10,000)	—	(10,000)
Net income	—	—	—	8,655	8,655
Balances, September 30, 2008	28,752,318	$28,752	$13,551,008	$(13,916,067)	$(336,307)

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating Activities
Net income (loss)	$8,655	$(371,460)
Items not requiring cash
Depreciation and amortization	38,630	29,809
Provision for bad debts	16,538	9,872
Provision for sales returns and allowances	223,479	261,164
Stock-based compensation expense	9,290	6,975
Amortization of debt discount and financing costs included in interest expense	10,612	4,375
Changes in
Trade accounts receivable	660,934	(170,967)
Inventories	221,238	(45,691)
Prepaid expenses and other current assets	13,386	47,232
Accounts payable	(432,657)	163,999
Accrued expenses and other	(30,526)	(211,769)
Net cash provided by (used in) operating activities	739,579	(276,461)

Investing Activities
Purchase of property and equipment	(20,163)	(61,850)
Net cash used in investing activities	(20,163)	(61,850)

Financing Activities
Principal payments on stockholders’ notes payable	(24,231)	—
Net repayments on bank line of credit	(60,000)	—
Principal payments on capital lease obligations	—	(3,601)
Exercise of stock options	106	170
Payment of registration costs related to issuance of common stock	—	(55,469)
Advances from factor, net	—	158,584
Net cash provided by (used in) financing activities	(84,125)	99,684

Increase (Decrease) in Cash	635,291	(238,627)

Cash, Beginning of Period	269,105	781,011

Cash, End of Period	$904,396	$542,384

See accompanying notes to the consolidated financial statements

Decorize, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1:   General

The accompanying unaudited interim consolidated financial statements of Decorize, Inc. (“Decorize” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Commission. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Commission on September 26, 2008.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the fiscal 2008 financial statements to conform to fiscal 2009 presentation. These reclassifications have no effect upon net loss.

Note 2:   Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries, P.T. Niaga Merapi (“Merapi”), WestWay Enterprises, Ltd. (“WestWay”), GuildMaster, Inc. and Faith Walk Designs, Inc. All significant intercompany transactions have been eliminated in consolidation.

Note 3:   Trade Accounts Receivable

The Company’s trade accounts receivable as of September 30 and June 30, 2008 were as follows:

	September 30	June 30
Trade accounts receivable	$2,246,157	$3,133,445
Less allowance for doubtful accounts	91,334	81,385
Less allowance for sales returns and allowances	241,448	237,734
Trade accounts receivable, net	$1,913,375	$2,814,326

Note 4:   Inventory

Inventory consisted of the following as of September 30 and June 30, 2008:

	September 30	June 30
Finished products	$1,292,308	$1,547,400
Raw materials	53,959	136,714
Work in process	263,520	183,296
Total	1,609,787	1,867,410
Less reserve for obsolete and excess inventory	138,428	174,813
Inventory, net	$1,471,359	$1,692,597

Note 5:   Property and Equipment

Property and equipment consists of the following as of September 30 and June 30, 2008:

	September 30	June 30
Office and computer equipment	$621,492	$613,897
Leasehold improvements	373,061	364,174
Computer software	178,483	178,483
Warehouse and production equipment	56,426	56,426
Automobiles	21,480	21,480
Construction in process	3,681	—
Total	1,254,623	1,234,460
Less accumulated depreciation	973,288	934,658
Property and equipment, net	$281,335	$299,802

Note 6:   Bank Line of Credit

We have a $3,000,000 revolving credit facility with Guaranty Bank (the “Credit Facility”), to fund the Company’s ongoing working capital needs. The aggregate principal amount drawn under the Credit Facility may not exceed the lesser of $3,000,000 or the borrowing base. The borrowing base is equal to the sum of (a) 80% of the value of eligible accounts receivable, and (b) 50% of the value of eligible inventory. As of September 30, 2008, the amount available to be advanced under the Credit Facility was $2,001,835 and the outstanding principal balance was $2,001,728.

Outstanding borrowings under the Credit Facility bear interest at an annual rate based on the prime rate per annum (5.0% at September 30, 2008) plus a prime margin, ranging from 0.0% to 2.5%, as determined pursuant to the terms of the agreement. Accrued interest on the Credit Facility is payable monthly. The Credit Facility is secured by substantially all of the assets of the Company and is guaranteed by Merapi and WestWay.

The Credit Facility contains covenants, including financial covenants, with which the Company must comply. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity. The Company was not in compliance with the minimum fixed charge coverage ratio covenant as of September 30, 2008. At the Company’s request, Guaranty Bank agreed to waive the minimum fixed charge coverage ratio requirement for the quarter ended September 30, 2008 in exchange for the Company agreeing to modify the terms of the Credit Facility so that, effective November 3, 2008 and continuing through the remaining term of the agreement, interest accrues on the outstanding principal balance at a fixed rate of 5.5% per annum.

Certain notes payable to stockholders (see Note 7, Notes Payable to Stockholders) contain cross-default provisions, which, as a result of the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility, have caused the Company to be in default under the terms of the notes. At the Company’s request, the respective note holders agreed to waive the specific cross-default provisions as they relate to the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility.

In connection with the Credit Facility, all holders of the Company’s notes payable to stockholders (see Note 7, Notes Payable to Stockholders) agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank.

The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008. The Company is engaged in discussions with Guaranty Bank about renewing the Credit Facility, but as of the date of this report Guaranty Bank has not made a binding commitment to renew the Credit Facility nor indicated that the Credit Facility would not be renewed. See Note 17, Future Liquidity Needs and Part II, Item 1A, “Risk Factors” in this report.

Note 7:   Notes Payable to Stockholders

The Company’s notes payable to stockholders as of September 30 and June 30, 2008, were as follows:

	Principal Balance Outstanding
	September 30	June 30
Revolving line of credit (A)	$700,000	$700,000
Note payable (B)	232,737	256,968
Note payable (C)	1,000,000	1,000,000
Note payable (D)	500,000	500,000
Note payable (E)	750,000	750,000
Note payable (F)	650,000	650,000
Total	$3,832,737	$3,856,968
Less current portion	3,705,000	2,705,000
Long-term portion	$127,737	$1,151,968

(A)
Revolving line of credit promissory note in the principal sum of $750,000, bearing interest at the prime rate per annum, maturing on May 5, 2009, secured by inventories. No interest payments until January 1, 2009 at which time all accrued unpaid interest is due and payable with monthly interest payments thereafter.

(B)	Stockholder note payable, bearing interest at a rate per annum of prime plus 1.25%, requiring bi-weekly principal payments of $4,038, maturing on July 31, 2010.

(C)	Stockholder note payable, interest payable monthly at a rate per annum of prime plus 1.25%, maturing on July 31, 2009.

(D)	Stockholder note payable bearing interest at the prime rate per annum, maturing on April 30, 2009 at which time all accrued interest and principal are due.

(E)
Convertible stockholder note payable, bearing interest at the prime rate per annum, interest and principal due upon demand. The note is convertible, at the option of the holder, into 3,750,000 shares of the Company’s common stock.

(F)	Stockholder note payable, bearing interest at the prime rate per annum, interest and principal due upon maturity on March 15, 2009.

The prime rate of interest at September 30, 2008, was 5.0%. The aggregate annual maturities of stockholder notes payable at September 30, 2008, are as follows:

12 Months Ending September 30	Aggregate Principal Maturities
2009	$3,705,000
2010	127,737
Total principal due on stockholder notes payable	$3,832,737

Note 8:   Leases

The Company leases various plant, office and showroom facilities and certain other equipment under agreements accounted for as operating leases. These leases expire at various times, in accordance with the terms of the respective leases, from October 2009 through March 2013. Certain of these leases are prepaid in full or in part and certain of these leases contain renewal options.

The Company has, for time to time, also leased equipment under agreements accounted for as capital leases. As of September 30, 2008, the Company has no capital lease obligations.

Future minimum payments for noncancellable operating leases with initial or remaining terms of one year or more at September 30, 2008, are as follows:

12 Months Ending September 30	Minimum Payments
2009	$507,769
2010	233,348
2011	189,768
2010	194,102
Total minimum payments	$1,124,987

Total rent expense incurred under operating lease amounted to $204,403 and $150,468 for the three months ended June 30, 2008 and 2007, respectively. Of these amounts, $19,844 and $22,289 is included in cost of goods sold for the three months ended September 30, 2008 and 2007, respectively.

Note 9:   Cost of Goods Sold

The Company’s cost of goods sold includes substantially all costs incurred in our Indonesian and Chinese subsidiaries and transportation costs incurred in transferring goods from our subsidiaries to the United States. Cost of goods sold includes depreciation expense of $25,225 and $14,492 for the three months ended September 30, 2008 and 2007, respectively.

Note 10:    Stock-Based Compensation

The Company accounts for its 1999 Equity Incentive Plan (the “Plan”), which permits the grant of nonqualified options to its employees, consultants and directors for up to 3 million shares of the Company’s common stock, by recognizing compensation expense for the fair value of the option awards granted ratably over their vesting period in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, generally vest based on two or three years of continuous service and typically have seven to ten year contractual terms.

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

A summary of option activity under the Plan as of September 30, 2008 and 2007, and changes during the three months then ended, is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,112,375	$0.18	928,250	$0.19
Granted	—	—	—	—
Exercised	(625)	$0.17	(1,000)	$0.17
Forfeited	(36,000)	$0.17	(25,250)	$0.17
Outstanding, end of period	1,075,750	$0.18	902,000	$0.19
Options exercisable, end of period	802,625	$0.18	900,250	$0.18

Stock based compensation expense recognized in connection with the Plan was $9,290 and $6,975 for the three months ended September 30, 2008 and 2007, respectively. No income tax benefits were recognized and no stock-based compensation was capitalized as part of the cost of an asset during the three months ended September 30, 2008 and 2007.

Note 11:    Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on July 1, 2007. At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and upon adoption on July 1, 2007 no adjustments to liabilities, retained earnings or operations were required.

We have not provided for income taxes during the three months ended September 30, 2008 due to the availability of net operating loss (“NOL”) carryforwards to eliminate federal taxable income during the period. No benefit has been recognized with respect to NOL carryforwards due to the uncertainty of future taxable income.

At June 30, 2008, the end of our most recently completed fiscal year, we had estimated federal NOL carryforwards of approximately $8,800,000, which begin to expire in 2021. In accordance with Section 382 of the Internal Revenue Code, the use of these NOL carryforwards will be subject to annual limitations based upon certain ownership changes of our stock that have or that may occur.

Note 12:    Earnings Per Share

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

Since all stock options and warrants would currently be antidilutive, both the basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding. Basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 are computed as follows:

	2008	2007
Numerator
Net income (loss)	$8,655	$(371,460)
Dividends declared on preferred stock	(10,000)	(10,000)
Net loss attributable to common shareholders	$(1,345)	$(381,460)

Denominator
Basic and diluted weighted average shares outstanding	28,751,876	26,634,405
Basic and diluted earnings per share	$(0.00)	$(0.01)

Note 13:    Related Party Transactions

The Company subleases warehouse space in Springfield, Missouri from a company owned by SRC Holdings Corporation (“SRC”). SRC is the largest holder of the Company’s common stock and the sole holder of the Company’s outstanding shares of Series A Convertible Preferred Stock. The rental expense is determined monthly based on the actual square footage occupied by the Company during the month. The Company incurred lease expense totaling $54,465 and $41,100 during the three months ended September 30, 2008 and 2007, respectively. Management believes the cost of this sublease is similar to what the Company would pay for leasing similar warehouse space from an unrelated party.

Accounts payable includes $52,149 and $106,546 due to employees and stockholders as of September 30 and June 30, 2008, respectively. Other accounts receivable included $7,964 and $6,731 due from employees as of September 30 and June 30, 2008, respectively.

Note 14:    Foreign Operations

All of the Company’s manufacturing operations are conducted in Indonesia and China and all of the Company’s products are imported from Indonesia, China and to a lesser extent, other Asian countries.

As of September 30, 2008, net assets located outside of the United States totaled approximately $1,226,000. These assets consisted principally of inventory and equipment at our Indonesian subsidiary totaling approximately $896,000, equipment at our Chinese subsidiary totaling approximately $49,000 and inventory in transit to the United States totaling approximately $281,000.

As of June 30, 2008, net assets located outside of the United States totaled approximately $1,393,000. These assets consisted principally of inventory and equipment at our Indonesian subsidiary totaling approximately $841,000, equipment at our Chinese subsidiary totaling approximately $50,000 and inventory in transit to the United States totaling approximately $502,000.

Note 15:    Additional Cash Flow Information

The Company made cash interest payments totaling $55,310 and $160,516 during the three month periods ended September 30, 2008 and 2007, respectively.

The Company made no cash payments for income taxes during the three month periods ended September 30, 2008 and 2007.

The Company accrued dividends on preferred stock totaling $10,000 and $10,000 during the three month periods ended September 30, 2008 and 2007, respectively. No dividends on preferred stock have been paid as of September 30, 2008.

Note 16:    Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 172-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on July 1, 2008. The adoption of this standard did not have a material effect on our financial position or results of operations. The provisions of SFAS No. 157 will be applied to the Company’s nonfinancial assets not currently recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), specifically, goodwill and property and equipment, effective July 1, 2009. The Company has no significant nonfinancial liabilities.

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

Note 17:    Future Liquidity Needs

The Company has incurred cumulative net losses and negative cash flows from operating activities since its formation and had a working capital deficit at September 30, 2008. Management is continuing to evaluate and implement strategies to mitigate these conditions. Our strategies include establishing and expanding relationships with key customers, renewed focus on specialty retail customers, better margin management through improved operational processes, selective reductions of operating overhead and seeking additional sources of equity and debt financing.

At September 30, 2008, the Company’s short-term debt consisted of borrowings under a line of credit agreement with Guaranty Bank, which matures on December 31, 2008, and short-term and demand notes payable to certain of our stockholders. As of the date of this report, the Company had not obtained commitments from the lenders to renew these loans nor had the Company received any indication that these loans would not continue to be extended with substantially similar terms. See Part II, Item 1A, “Risk Factors” in this report.

Management believes that additional financing may be needed to meet the capital requirements associated with the Company’s growth objectives or to retire existing debt. Management is evaluating alternatives for obtaining new debt and equity financing to meet future capital requirements, or to retire debt as deemed appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase and manufacture merchandise at attractive prices; (iii) changes in consumer demand and preferences; (iv) the potential negative impact on our business resulting from a prolonged recessionary period in the national economy; (v) loss of funding sources; (vi) our ability to comply with financial and other covenants in our debt agreements.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in Item 1A in Part II of this Quarterly Report on Form 10-Q for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Our company, headquartered in Springfield, Missouri, is a manufacturer and wholesaler of imported home furnishings and accessories. We founded decorize.com, LLC, the company that became Decorize, Inc. in March 2000, to create a direct “source to business” home furnishings company designed to serve wholesale customers in the United States, with products delivered from the Far East. We manufacture and import our home furnishings products direct from Asia to our retailers’ sites in the United Sates.

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

During the three months ended September 30, 2008, approximately 75% of our revenues were generated from sales to the specialty retailer segment and 25% of our revenues were generated from the large retailer segment. Historically, sales to the specialty retailer segment have not comprised the majority of our revenue mix. However, the Company has and will continue to shift more resources to growing this portion of our business to service the 35,000 retailers who occupy this market space.

In addition to manufacturing our own products at our Indonesian manufacturing subsidiary we have developed a network of more than 200 supply partners in China, the Philippines, Thailand, Indonesia and Vietnam that manufacture the products we sell. We believe that none of our suppliers are material to our business, as there are a number of alternative suppliers available to manufacture our products.

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

Recent Developments

Our performance depends on economic conditions in the United States and their impact on levels of consumer confidence and spending. Driven in large part by the recent challenging economic environment, we have seen a trend among our customers to defer, and in some instances cancel, purchase orders placed with us. We anticipate a reduction in our sales volumes and cash flows until such time as economic conditions improve. See Part II, Item 1A, “Risk Factors” in this report.

Results of Operations

The Three Months Ended September 30, 2008 and 2007

The following table presents certain items included in the Company’s consolidated statements of operations for the three months ended September 30, 2008 and 2007, a copy of which is included in this Quarterly Report on Form 10-Q on page 4, and the percentage to net sales for the periods indicated. All such data should be read only in conjunction with, and are qualified in their entirety by reference to, our consolidated financial statements and accompanying notes:

	2008		2007		Change
	$	%	$	%	$	%
Net sales	3,868,637	100.0	3,681,814	100.0	186,823
Cost of sales	2,428,717	62.8	2,637,504	71.6	(208,787)	(8.8)
Gross profit	1,439,920	37.2	1,044,310	28.4	395,610	8.8
Operating expenses	1,333,513	34.5	1,234,289	33.5	99,224	1.0
Operating profit (loss)	106,407	2.7	(189,979)	(5.1)	296,386	7.8
Total other expense	97,752	2.5	181,481	4.9	(83,729)	(2.4)
Net income (loss)	8,655	0.2	(371,460)	(10.0)	380,115	10.2

Net Sales

Our revenues are derived primarily from the sale of home furnishing and home décor products through two customer segments, large retailers and specialty retailers. Net sales for the three-month period ended March 31, 2008 increased $190,000 to $3,870,000, compared to $3,680,000 for the three-month period ended March 31, 2007. Net sales to the specialty retailer segment were up $240,000, while net sales to the large retailer segment decreased $50,000 compared to the same period last year. The sales cycle for large retailers is significantly longer than for independent specialty retailers; therefore, sales to large retailers tend to be more sporadic.

We believe that we have presented our products to only a small portion of a vast number of large- and medium-sized retailers who would find our offerings attractive and would order product from us. We intend to continue marketing our goods aggressively to our current customers, using multiple company showrooms along with our current aggressive factory sales representative organizations. We expect that as a result, we will increase our sales to them substantially on a dollar-to-dollar comparative basis over the long term. In addition, we are implementing our plan to market our products to new customers, with the intent to develop a broader customer base and diminish the effect of one or more large retailers on our results of operations.

Cost of Sales

For the three months ended March 31, 2008, cost of sales decreased as a percentage of net sales to 62.8% compared to 71.6% for the same period last year. This reduction was attributable, in part, to a heavier emphasis on higher margin products in the product mix sold. This reduction was also attributable to costs incurred during the three months ended September 30, 2007 resulting from a planned temporary shutdown of production in our Indonesian manufacturing facility to accommodate construction of an expansion in this facility. These costs did not recur in the three months ended September 30, 2008. In addition, we incurred higher freight costs during the three months ended September 30, 2007 as a result of inefficiencies in the cross docking function being performed by our third-party logistics partner in California.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 increased $100,000 to $1,334,000 compared to $1,234,000 for the three months ended September 30, 2007. The increase resulted primarily from a change in when the Company recognizes expenses incurred in the annual audit of its financial statements. The audit fees incurred in the audit of the Company’s fiscal year 2008 financial statements were charged to expense during the three months ended September 30, 2008. Prior to fiscal year 2008, audit fees were accrued ratably over the year.

Other Expense

For the three months ended September 30, 2008, other expense was $98,000, a decrease of $83,000 compared to $181,000 for the same period last year. This decrease resulted from lower interest expense associated with the revolving line of credit obtained from Guaranty Bank in October 2007 and a reduction in interest rates on certain notes payable to stockholders negotiated in April 2008.

Seasonality

We are not generally subject to significant seasonal variances in sales. However, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of shipments, especially to our large retailer customers, who tend to place larger, more sporadic orders than our specialty retailer customers.

Inflation

Our monetary assets, consisting primarily of cash and trade receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, property and equipment and goodwill, are not currently affected by inflation. However, the rate of inflation affects our cost of goods sold and our operating expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us. Historically, any increases in these costs caused by inflation have been passed on to our customers through increases in the unit sales prices of our products. In addition, an inflationary environment could materially increase the interest rate on our debt and reduce consumers’ discretionary spending which could, indirectly, lead to reduced sales of our products.

Liquidity and Capital Resources

Our working capital was ($3,107,000) at September 30, 2008, compared to ($2,112,000) at June 30, 2008. This change in working capital is attributable to the change in classification of a $1,000,000 stockholder note payable, which is due on July 31, 2009, from long-term to current. Cash totaled at $904,000 at September 30, 2008, compared with $269,000 at June 30, 2008.

Cash provided by operating activities during the three months ended September 30, 2008 amounted to $740,000. The primary sources of cash were (i) cash-basis income totaling $307,000; (ii) a reduction in trade accounts receivable totaling $661,000; and (iii) a $221,000 reduction in inventory levels. These increases in cash were partially offset by a $463,000 reduction in outstanding accounts payable and other liabilities.

The Company invested $20,000 in the acquisition of computers and leasehold improvements during the three months ended September 30, 2008.

During the three months ended September 30, 2008, the Company paid down $60,000 of the outstanding balance on its Credit Facility (defined below) and made principal payments on a stockholder note payable totaling $24,000.

The Company’s contractual obligations as of September 30, 2008 were as follows:

12 Months Ending September 30	Bank Line of Credit	Notes Payable to Stockholders	Minimum Lease Payments	Total
2009	$2,001,728	$3,705,000	$507,769	$6,214,497
2010	—	127,737	233,348	361,085
2011	—	—	189,768	189,768
2010	—	—	194,102	194,102
Total	$2,001,728	$3,832,737	$1,124,987	$6,959,452

The Company’s revolving line of credit agreement with Guaranty Bank (the “Credit Facility”) contains covenants, including financial covenants, with which the Company must comply. The financial covenants include a minimum fixed charge coverage ratio, a limitation on payment of dividends and a transactional limitation on capital expenditures. With certain exceptions, the Company is prohibited under the Credit Facility from, among other things, incurring or assuming any indebtedness, entering into any merger or reorganization and acquiring any stock or assets of any other entity. The Company was not in compliance with the minimum fixed charge coverage ratio covenant as of September 30, 2008. At the Company’s request, Guaranty Bank agreed to waive the minimum fixed charge coverage ratio requirement for the quarter ended September 30, 2008 in exchange for the Company agreeing to modify the terms of the Credit Facility so that, effective November 3, 2008 and continuing through the remaining term of the agreement, interest accrues on the outstanding principal balance at a fixed rate of 5.5% per annum.

Certain notes payable to stockholders contain cross-default provisions, which, as a result of the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility, have caused the Company to be in default under the terms of the notes. At the Company’s request, the respective note holders agreed to waive the specific cross-default provisions as they relate to the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility.

In connection with the Credit Facility, all holders of the Company’s notes payable to stockholders agreed to subordinate outstanding indebtedness owed to them by the Company pursuant to separately executed subordination agreements in favor of Guaranty Bank.

The Credit Facility expires, and any and all principal outstanding under the Credit Facility is due and payable, on the maturity date of December 31, 2008. The Company is engaged in discussions with Guaranty Bank about renewing the Credit Facility, but as of the date of this report Guaranty Bank has not made a binding commitment to renew the Credit Facility nor has it indicated that the Credit Facility would not be renewed. Given the recent contraction in the credit markets over the last several months there can be no assurance that the Credit Facility will be renewed on terms acceptable to the Company, or at all. The inability to secure such a renewal or find an alternative source of financing could have a material adverse effect on our ability to continue operating our business.

The Company has from time to time borrowed funds from certain of our stockholders as evidenced by the notes payable to stockholders, and we may continue to do so in the future. We anticipate requesting from certain of these note holders that the maturity dates of certain of the notes be extended. In addition, the Company will continue to require additional equity and debt financing in order to provide sufficient operating capital until such time as the Company generates sufficient operating cash flow to support its operations on a consistent basis. There is no assurance that such extensions or additional financing will be available on terms that will be acceptable to us. The inability to secure such additional financing could have a material adverse effect on our business.

See Part II, Item 1A, “Risk Factors” in this report for additional information on the potential impact of changes in our financing arrangements on our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Factors That May Affect Future Results

Our business is subject to certain risks that could materially affect our financial condition, results of operations, cash flows and the value of our common stock. These risks include, but are not limited to, the ones described under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008, and under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations, cash flows, or the value of our common stock.

Effect of Currency Fluctuations

We conduct business in Indonesia, China and the United States. All of our sales and most of our expenses, assets and liabilities are currently denominated in U.S. dollars. Portions of our costs of goods sold are incurred by our foreign operations and denominated in their respective local currencies. While fluctuations in the value of these costs as measured in U.S. dollars have not materially affected our results of operations historically, we cannot assure that adverse currency exchange rate fluctuations will not have a material impact in the future. We do not currently hedge against foreign currency risks.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under differing assumptions and conditions. We strongly suggest readers of this Quarterly Report on Form 10-Q see a more complete discussion on the Company’s critical accounting policies and estimates under the heading “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2008.

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 30, 2008 that are expected to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our control over financial reporting (as described in the following paragraph), which we view as an integral component of our disclosure controls and procedures.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008, the end of our most recent fiscal year (see “Item 9A(T). Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission on September 26, 2008). This assessment identified several significant deficiencies in the design and implementation of our internal controls over information technology which, when considered in the aggregate, amounted to a material weakness in the Company’s internal control over financial reporting. As of September 30, 2008, this material weakness in the Company’s internal control over financial reporting continues to exist.

Management is in the process of identifying the appropriate remedial actions to address this material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2008 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. The resolution of these actions has not previously had a material adverse effect on our financial position, results of operations, liquidity or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation currently threatened against the Company.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the U.S. Securities and Exchange Commission on September 26, 2008.

The crisis in the financial markets and sustained weakening of the economy could significantly impact our business, financial condition, results of operations and cash flows and could hamper our ability to refinance our existing debt or raise additional funds.

Domestic and global financial markets have been experiencing extreme disruption recently, including extreme volatility in security prices, severely diminished liquidity and a drastic reduction in credit availability. Furthermore, many analysts have indicated that the United States has entered into an economic recession. These events have lead to increased unemployment, declines in consumer confidence, discretionary income and spending, and extraordinary and unprecedented uncertainty and instability for many companies, across all industries. Driven in large part by these recent events we have seen sharp declines in retail sales, which we believe is leading our primary customers, large and specialty retailers, to defer, and in some instances cancel, their scheduled purchases from us. We anticipate a reduction in our sales volumes and cash flows over the next several months as a result. This reduction in cash flows could increase our need for credit, at a time when such credit may not be available due to the recent developments in the financial markets. This reduction in cash flows could also cause us to be in violation of the minimum fixed charge coverage ratio requirement in our bank line of credit agreement with Guaranty Bank and trigger cross-default provisions in certain notes payable to stockholders. Furthermore, our bank line of credit matures on December 31, 2008 and certain notes payable to stockholders are due on demand or mature within the next 12 months. We may not be able to refinance some or all of this debt or find alternative sources of financing given the current and expected future state of the financial markets. Our inability to refinance this debt or find alternative sources of financing could significantly adversely affect our ability to sustain our business. In addition, we are not able to predict the likely duration and severity of the current disruption in the financial markets and the economic recession in the United States. If economic conditions continue to worsen or persist for an extended period of time, it is likely that our results of operations and cash flows will be further negatively impacted leading to deterioration in our financial condition.

Our lender may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

The lender providing our revolving bank line of credit may have suffered losses related to their lending and other financial relationships due to the general weakening of the national economy and the increased financial instability of many borrowers. As a result, our lender may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our line of credit agreement or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our line of credit because of a default by our lender or to obtain other cost-effective financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the quarter ended September 30, 2008 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, the Company was not in compliance with the minimum fixed charge coverage ratio requirement under the terms of the Company’s revolving credit agreement with Guaranty Bank (the “Credit Facility”) (see Note 6, Bank Line of Credit in the financial statements included in this Quarterly Report on Form 10-Q). At the Company’s request, Guaranty Bank agreed to waive the minimum fixed charge coverage ratio for the quarter ended September 30, 2008 in exchange for the Company agreeing to modify the terms of the Credit Facility so that, effective November 3, 2008 and continuing through the remaining term of the agreement, interest accrues on the outstanding principal balance at a fixed rate of 5.5% per annum.

Certain notes payable to stockholders (see Note 7, Notes Payable to Stockholders in the financial statements included in this Quarterly Report on Form 10-Q) contain cross-default provisions, which, as a result of the Company’s non-compliance with the minimum fixed charge coverage ratio requirement in the Credit Facility, have caused the Company to be in default under the terms of the notes. At the Company’s request, the respective note holders agreed to waive the specific cross-default provisions as they relate to the Company’s non-compliance with the minimum fixed charge coverage ration requirement in the Credit Facility.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2008.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008	DECORIZE, INC.

	By:	/s/ Stephen R. Crowder
Stephen R. Crowder
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel F. Graham
Daniel F. Graham
Chief Financial Officer (Principal Financial Officer)